Form 10-Q
period 1996-05-31
VIROGROUP INC
filed 1996-07-12
CIK 875044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
- - ----------        THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  May 31, 1996
                                                  ------------

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
- - ----------        OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the transition period from         to
                                                 -------    ----------

                           Commission File No. 0-19350
                                               -------
                                 ViroGroup, Inc.

             (Exact name of registrant as specified in its charter)


         Florida                                                 59-1671036
- - -------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)


     428 Pine Island Road SW
      Cape Coral, Florida                                          33991
- - --------------------------------------                           ----------
(Address of principal executive office)                          (zip code)

Registrant's telephone number including area code:  (941) 574-1919
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes     X          No
                                                --------          --------

The number of shares outstanding of the registrant's common stock, $.01 Par Value, as of July 14, 1996 was 6,361,708.







                                     1 of 15

                        VIROGROUP, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                           QUARTER ENDED MAY 31, 1996

                                                                      Page

Part I- Financial Information

Consolidated Balance Sheets
 May 31, 1996 and August 31, 1995........................................3

Consolidated Statements of Operations
 Three Months Ended May 31, 1996 and
 May 31, 1995............................................................4

Consolidated Statements of Operations
 Nine Months Ended May 31, 1996 and
 May 31, 1995............................................................5

Consolidated Statements of Cash Flows
 Nine Months Ended May 31, 1996 and
 May 31, 1995............................................................6

Notes to Consolidated Financial Statements...............................7

Management's Discussion and Analysis of
  Financial Condition and Results of Operations.........................10


Part II - Other Information.............................................14


Signature Page..........................................................15

















                                     2 of 15

                        VIROGROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        MAY 31, 1996 AND AUGUST 31, 1995

                                                                   May 31,       August 31,
                                                                    1996           1995
                                                                ------------    ------------
                                                                 (Unaudited)
                                          ASSETS
CURRENT ASSETS:
      Cash and cash equivalents .............................   $     71,014    $    104,793
      Accounts receivable, net of allowance for doubtful
        accounts of $541,455, and $635,561, respectively ....      3,918,088       4,165,103
      Unbilled accounts receivable ..........................      1,161,660       1,683,764
      Prepaid income taxes ..................................         26,840         155,800
      Prepaid expenses and other ............................        142,085         231,310
                                                                ------------    ------------
            Total current assets ............................      5,319,687       6,340,770


LONG-TERM RECEIVABLES, net ..................................      2,076,314       2,050,074
PROPERTY AND EQUIPMENT, net .................................        646,590         948,679
OTHER ASSETS ................................................         40,474          71,430
                                                                ------------    ------------
                                                                $  8,083,065    $  9,410,953
                                                                ============    ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable ......................................   $  1,081,334    $  1,450,985
      Accrued liabilities ...................................      1,779,015       2,291,992
      Current maturities of long-term debt ..................           --             9,791
      Current maturities of capitalized lease obligations ...         13,322          27,334
      Notes payable .........................................      1,999,172       1,089,705
                                                                ------------    ------------
            Total current liabilities .......................      4,872,843       4,869,807

LONG-TERM DEBT, net of current maturities ...................           --            99,437
CAPITALIZED LEASE OBLIGATIONS, net of current maturities ....           --             8,049


SHAREHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 50,000,000 shares
        authorized, 0 shares outstanding ....................           --              --
      Common stock, $.01 par value, 50,000,000 shares
        authorized, 6,361,708 issued and outstanding ........         63,617          63,617
      Additional paid-in capital ............................     18,277,869      18,277,869
      Accumulated deficit ...................................    (15,131,264)    (13,907,826)
                                                                ------------    ------------
            Total shareholders' equity ......................      3,210,222       4,433,660
                                                                ------------    ------------
                                                                $  8,083,065    $  9,410,953
                                                                ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                                     3 of 15

                        VIROGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three Months Ended May 31, 1996 and 1995
                                   (Unaudited)

                                                        1996           1995
                                                    -----------     -----------
GROSS REVENUES .................................    $ 3,461,516     $ 4,950,690

COST OF GROSS REVENUES .........................      2,366,980       4,185,441
                                                    -----------     -----------

      Gross profit .............................      1,094,536         765,249

SELLING, GENERAL & ADMINISTRATIVE EXPENSES,
      including rentals to related party of
      $46,500 in 1996 and 1995 .................      1,688,065       2,401,139
                                                    -----------     -----------

      Loss from operations .....................       (593,529)     (1,635,890)

OTHER EXPENSE:
      Net interest expense .....................        (44,002)        (46,438)
      Other, net ...............................         (1,201)        (15,959)
                                                    -----------     -----------

      Loss before income taxes .................       (638,732)     (1,698,287)

PROVISION (BENEFIT) FOR INCOME TAXES ...........         20,545         (65,103)
                                                    -----------     -----------

      Net loss .................................    $  (659,277)    $(1,633,184)
                                                    ===========     ===========

NET LOSS PER COMMON SHARE ......................    $      (.10)    $      (.56)
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .....      6,361,708       3,180,854
                                                    ===========     ===========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.










                                     4 of 15

                        VIROGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Nine Months Ended May 31, 1996 and 1995
                                   (Unaudited)



                                                         1996           1995
                                                    -----------     -----------

GROSS REVENUES .................................   $ 11,022,001    $ 16,453,252

COST OF GROSS REVENUES .........................      7,481,766      12,066,168
                                                   ------------    ------------

      Gross profit .............................      3,540,235       4,387,084

SELLING, GENERAL & ADMINISTRATIVE EXPENSES,
      including rentals to related party of
      $139,500 in 1996 and 1995 ................      4,630,291       6,305,918
                                                   ------------    ------------

      Loss from operations .....................     (1,090,056)     (1,918,834)

OTHER INCOME (EXPENSE):
      Net interest expense .....................       (134,863)       (107,998)
      Other, net ...............................          5,059         157,956
                                                   ------------    ------------

      Loss before income taxes .................     (1,219,860)     (1,868,876)

PROVISION (BENEFIT) FOR INCOME TAXES ...........          3,578        (126,103)
                                                   ------------    ------------

      Net loss .................................   $ (1,223,438)   $ (1,742,773)
                                                   ============    ============

NET LOSS PER COMMON SHARE ......................   $       (.19)   $       (.68)
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .....      6,361,708       3,180,854
                                                   ============    ============



                The accompanying notes to consolidated financial
              statements are an integral part of these statements.







                                     5 of 15

                        VIROGROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                          CASH FLOWS Nine Months Ended
                              May 31, 1996 and 1995
                                   (Unaudited)

                                                              1996            1995
                                                          -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ........................................   $ (1,223,438)   $ (1,742,773)
                                                          ------------    ------------
      Adjustments to reconcile net loss to net
           cash used in operating activities
         Depreciation and amortization ................        299,754         506,256
         Provision for bad debts ......................         29,864         362,247
         Loss on disposition of property and equipment           6,152          32,443
         Discount on writedown of long-term receivables
          to estimated fair value .....................           --           619,764
         Changes in assets and liabilities:
           Decrease (increase) in-
             Accounts receivable ......................        217,151         391,588
             Unbilled accounts receivable .............        522,104        (439,651)
             Prepaid income taxes .....................        128,960          46,656
             Prepaid expenses and other assets ........         93,941         224,383
           Increase (decrease) in-
             Accounts payable .........................       (369,514)       (179,161)
             Accrued liabilities, net of accrued
               preferred stock dividends payable of
               $140,000 in 1995 .......................       (512,976)       (105,768)
                                                          ------------    ------------
             Total adjustments ........................        415,436       1,458,757
                                                          ------------    ------------

      Net cash used in operating activities ...........       (808,002)       (284,016)
                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment .............        (32,874)       (103,583)
      Proceeds from sale of property and equipment ....         28,992          11,600
                                                          ------------    ------------
        Net cash used in investing activities .........         (3,882)        (91,983)
                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes payable .....................      7,286,493      11,647,157
      Repayment of notes payable ......................     (6,376,962)    (11,132,971)
      Repayment of long-term debt .....................       (109,365)        (11,286)
      Repayment of capitalized lease obligations ......        (22,061)        (44,049)
      Payment of preferred stock dividends ............           --          (280,000)
      Issuance of note payable ........................           --            99,437
                                                          ------------    ------------
        Net cash provided by financing activities .....        778,105         278,288
                                                          ------------    ------------
DECREASE IN CASH AND CASH EQUIVALENTS .................        (33,779)        (97,711)

CASH AND CASH EQUIVALENTS, beginning of period ........        104,793         126,665
                                                          ------------    ------------

CASH AND CASH EQUIVALENTS, end of period ..............   $     71,014    $     28,954
                                                          ============    ============
SUPPLEMENTAL DISCLOSURES:

      Interest paid ...................................   $    136,929    $     88,667
                                                          ============    ============

      Income taxes paid ...............................   $     24,246    $     12,586
                                                          ============    ============

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                                     6 of 15

                        VIROGROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1996
                                   (UNAUDITED)


(1)        Basis of Presentation

The consolidated balance sheet as of August 31, 1995, which has been derived from audited statements, and the unaudited interim consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of May 31, 1996 and August 31, 1995, and the results of operations for the three-month and nine-month periods ended May 31, 1996 and 1995, and cash flows for the nine-month periods ended May 31, 1996 and 1995. Results of operations for the nine-month period ended May 31, 1996 are not necessarily indicative of the results to be expected for the year ending August 31, 1996.

The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements contained in its Annual Report on Form 10-K for the year ended August 31, 1995, as filed with the Securities and Exchange Commission.

(2)        Earnings Per Share

Earnings per share is calculated by dividing net income attributed to common shareholders (net income less preferred stock dividends of $0 and $140,000, respectively, per quarter for the three and nine months ended May 31, 1996 and
1995) by the weighted average number of common shares and common share equivalents outstanding during the periods. Common share equivalents are calculated using the "treasury stock method" and include the number of shares issuable on exercise of outstanding options and warrants (only if the exercise prices are below the average quoted market prices of the Company's common stock) less the number of shares that could have been purchased with the proceeds from the exercise of options and warrants, based on the average quoted market price of the Company's common stock during the periods. Common share equivalents are not considered for periods in which there is a loss, as their impact would be antidilutive. Primary and fully diluted earnings per share are the same for all





                                     7 of 15
periods presented.

(3)        Long-Term Receivables

In May, 1996 the Governor of the State of Florida signed a new law which essentially codified his actions of March, 1995 to curtail the Florida Underground Storage Tank Program. The 1996 law incorporates the provisions of the 1995 action including the priority ranking system which limits state work authorizations and payments to priority sites as funds are currently available which are estimated to be approximately $60 million annually. In addition, the new law included a new provision creating an agency to finance the state estimated unfunded backlog of $450 millon. This agency is charged with financing the backlog by selling notes.

In exchange for the anticipated quicker payment made possible by this expected financing, the law mandated the amounts to be paid be discounted by 3.5-9%, depending upon available funds and application filing dates.

The Company currently estimates that its previously recorded discounts, approximately $725,000, relating to these long-term receivables are sufficient to provide for the estimated state mandated discounts. However, due to this change, the Company will not be accreting the state mandated discounts, approximately $100,000-$300,000, to interest income over the next two to five fiscal years as previously disclosed.

(4)        Restructuring Charge

Primarily due to the May, 1996 law enacted relating to Florida UST Program (Reference is made to Note (3), Long-Term Receivables) and a continued decline in forecasted landfill design work, as well as general market conditions, the Company in May, 1996 implemented the final phase of its restructuring program.

Pursuant to this program, in May, the Company closed under-performing offices in Bakersfield, California, New Orleans, Louisiana and Miami, Florida and downsized its staff by 38. These actions resulted in a one-time restructuring charge to Selling, General and Administrative Expenses totaling $307,000 which was charged to third quarter operations. Of this $307,000, approximately $195,000 is for severance pay while $102,000 is primarily for lease expenses as well as other associated expenses of the closed offices. When this amount is combined with the balance remaining from the April, 1995 restructuring plan, the balance to be paid relating to restructuring at May 31, 1996 is approximately $274,000 which is included in accrued liabilities in the accompanying May 31, 1996 balance sheet. This balance is estimated to be paid as follows; $203,000 in the remainder of fiscal year 1996, $66,000 in fiscal year 1997, and $5,000 in fiscal year 1998.

The Company believes the balance of the accrued restructuring charges at May 31, 1996 of $274,000 is adequate to absorb the remaining estimated charges.






                                     8 of 15

For the nine months ending May 31, 1996 the closed offices of Bakersfield, New Orleans and Miami had combined gross revenues of approximately $952,000 and combined net loss before income taxes of approximately $396,000.

(5)        Significant Customer Disclosure

The Company operates in one industry segment, as contemplated by Financial Accounting Standards Board Statement No. 14. During the nine months ended May 31, 1996, Laidlaw Environmental Services, Inc. and its affiliates accounted for approximately 20% and another customer, Southern State Utilities, Inc. accounted for approximately 10% of consolidated gross revenues. At May 31, 1996, amounts due from these customers aggregated $903,389, and are included in "accounts receivable, net" in the accompanying consolidated balance sheet.

During the nine months ended May 31, 1995, Laidlaw Environmental  Services, Inc.
and  its  affiliates   accounted  for  approximately  18%  and  Southern  States
Utilities, Inc. accounted for approximately 4% of consolidated gross revenues.





































                                     9 of 15

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - ---------------------

Comparison of three months ended May 31, 1996 and 1995. Gross revenues decreased by 30% to $3,461,516 for the three months ended May 31, 1996, compared to $4,950,690 for the same period of fiscal year 1995. This 30% decrease in gross revenues results from changes in each of the Company's operations as follows:

                             Gross Revenues For the
                               Three Months Ended
                                  May 31, 1996
                                  ------------

                                                                    % Increase
            Operation                 1996            1995          (Decrease)
            ---------                 ----            ----          ----------

Enviro Florida                    $  791,862      $2,074,978             (62)

Enviro South Carolina/Calif.       1,149,872       1,556,498             (26)

Enviro Tenn/New Orleans            1,098,662         924,194              19
                                   ---------       ---------

TOTAL ENVIRO DIVISION              3,042,396       4,555,670             (33)

HYDRO DIVISION                       421,120         395,020               7
                                   ---------       ---------

TOTAL VIROGROUP, INC.             $3,461,516      $4,950,660             (30)
                                   =========       =========


Florida operations had a decrease of $1,283,116 (62%) from the prior year. Of this decrease approximately $340,000 (27%) was due to office closures while the balance was mainly due to the curtailment of the Florida UST Program. The majority of the decrease in the South Carolina/California operations was due to the decrease in landfill design work in California. The 19% increase in Tennessee/New Orleans operations is entirely due to an increase in work in Tennessee primarily relating to several large remediation projects which are expected to last through the balance of the fiscal year offset by a 75% decrease in New Orleans. Due to the above, the Company, in May, closed the California, New Orleans and Miami offices (Reference is made in Note (4) to the Notes to the Consolidated Financial Statements). The Hydro Division gross revenue increase is mainly due to a large injection well project which is expected to continue to the end of the fiscal year.

Contracted backlog at May 31, 1996 is approximately $6.0 million. The backlog is no assurance as to future gross revenues.

Cost of gross revenues is 68.4% and 84.6% for the three months ended May 31, 1996 and 1995 respectively. As a result gross profit increased in 1996 by approximately $329,000 (43%). This increase is primarily due to a larger percentage of gross revenues being generated from professional fees which carry a higher gross profit than

                                    10 of 15
subcontracted revenues, combined with a one-time charge of approximately $719,000 to gross revenues in fiscal year 1995 to record the estimated discounts on long-term receivables due from the Florida UST Program (Reference is made to Note (3) to the Consolidated Financial Statements).

Selling, general and administrative expense for the three months decreased by approximately $713,000 (30%) to $1,688,065 compared to $2,401,139 for the same period of fiscal year 1995. The majority of this decrease is due to personnel downsizing, office closures and a reduction in fixed expenses plus increased utilization of direct personnel. This decrease was partially offset by an increase in expenses resulting from approximately $307,000 in restructuring charges (Reference is made to Note (4) of the Notes to the Consolidated Financial Statements). The provision for income taxes increase from the prior year is primarily due to an adjustment to an income tax receivable recorded in the prior year combined with the Company's utilization of all tax loss carry-backs.

The net loss for the three months ended May 31, 1996 was $659,277 or 19.0% of gross revenues compared to $1,633,184 or 33.0% or gross revenues for the prior year. This decrease in the net loss is primarily due to an increase in gross profit, and a decrease in selling, general and administrative expenses combined with the one-time discount charges to prior year gross revenues.

The net loss per common share for the three months ended May 31, 1996 was $.10, while for the same period of the prior year, the net loss was $.56 per share. For the current year, the net loss per common share was calculated using weighted average common shares outstanding of 6,361,708. For the prior year, the net loss per common share was calculated after the deduction from net income of $140,000 for preferred stock dividends and using weighted average common shares outstanding of 3,180,854.

Comparison of the nine months ended May 31, 1996 and 1995. Gross revenues decreased by 33% to $11,022,001 for the nine months ended May 31, 1996, compared to $16,453,252 for the same period of fiscal year 1995. This 33% decrease in gross revenues results from changes in gross revenues at each of the Company's operations as follows:

                             Gross Revenues For the
                                Nine Months Ended
                                  May 31, 1996

                                                                   % Increase
        Operation                    1996              1995        (Decrease)
        ---------                    ----              ----        ----------

Enviro Florida                  $ 3,134,529        $7,490,277         (58)

Enviro South Carolina/Calif.      3,673,316         4,593,734         (20)

Enviro Tenn/New Orleans           2,673,823         3,467,595         (23)
                                 ----------        ----------

TOTAL ENVIRO DIVISION             9,481,668        15,551,606         (39)

HYDRO DIVISION                    1,540,333           901,646          71
                                 ----------        ----------

TOTAL VIROGROUP, INC.           $11,022,001       $16,453,252         (33)
                                 ==========        ==========

                                    11 of 15

Florida operations had a decrease in gross revenues of $4,355,748 from the prior year. Of this decrease, approximately $1,334,191 or 31% was due to office closures, and the balance was due to the curtailment of the Florida UST program. The majority of the decrease in the South Carolina/California operations of $920,418 was due to a decline in landfill design work in California. The Tennessee and New Orleans gross revenue decrease of $793,772 is primarily due to a decrease in gross revenues associated with a New Orleans due diligence project and a Department of Energy project completed in the prior year. The Hydro division gross revenues increase of $638,687 is mainly the result of a large injection well project which should continue into the fourth quarter of the current fiscal year. Partially as a result of the decreases, the Company in May, 1996 closed the California, New Orleans and Miami offices (Reference is made to Note (4) of the Notes to the Consolidated Financial Statements).

Cost of gross revenues is 67.9% for the nine months ended May 31, 1996, compared to 73.3% for the same period of the prior year. This decrease in costs is the result of a larger percentage of gross revenue being generated by professional fees than by subcontractors, revenues from professional fees carry a higher gross profit than revenues from subcontracted expenses, plus improved utilization of personnel combined with the effect on the prior year of recording the discounts on the Florida UST Program receivables.

Selling, general and administrative expenses for the nine months ended May 31, 1996 decreased by approximately $1,676,000 or 27% to $4,630,291 compared to $6,305,918 for the same period of fiscal 1995. The majority of the decrease is due to staff downsizing, office closures, and reductions in fixed expenses, which was partially offset by the $307,000 one-time restructuring charge (Reference is made to Note (4) to the Consolidated Financial Statements).

Net interest expense increased due to an increase in interest rates as well as in amounts borrowed. Other income, net, decreased primarily due to the inclusion in the prior year of a net gain of $153,000 on the favorable settlement of contract claims. The decrease in the benefit for income taxes results from the utilization of prior year tax loss carrybacks.

The net loss for the nine months ended May 31, 1996 was $1,223,438, or 11.1% of gross revenues compared to a net loss of $1,742,773, or 10.6% of gross revenues, for the same period of the prior year. This increase in percentages is primarily the result of decreases in gross revenue and in other income, partially offset by decreases in cost of sales.

The net loss per common share for the nine months ended May 31, 1996 was $.19, compared to a net loss per common share of $.68 for the same period of the prior year. Weighted average common shares outstanding for the current year are 6,361,708. For the prior year, the net loss per common share was calculated after the deduction of $420,000 for preferred stock dividends and using weighted average common shares outstanding of 3,180,854.


                                    12 of 15

Liquidity and Capital Resources
- - -------------------------------

The Company's operating activities used net cash of $808,002. This cash was primarily used to pay accounts payable associated with the Florida UST Program as well as to pay accrued liabilities associated with the restructuring program. The payment of accounts payable was necessitated by law to complete the Florida UST projects in progress prior to filing for reimbursement with the State. Accounts receivable and unbilled accounts receivable provided net cash of approximately $739,000 as the result of completing work-in-progress at year-end. Also, net income tax refunds provided cash of approximately $129,000. In addition, there were non-cash charges to the net loss of depreciation, and the amortization of prepaid expenses and the provision for bad debts which totaled approximately $454,000, while the net loss was $1,223,000. The net cash used in operating activities was primarily provided by net borrowings under the Company's revolving credit line.

Working capital at May 31, 1996 was approximately $447,000 for a decrease of $1,024,000 when compared to the same date of the prior year. The decrease in working capital was mainly due to a decrease in accounts and unbilled receivables of $739,000, which is reflective of the decrease in revenues, together with completion of work-in-progress at prior fiscal year-end.

Although current assets decreased, current liabilities remained essentially constant during this nine month period. The accounts payable and accrued liabilities decrease of $882,000, which was primarily due to gross revenue reduction combined with the pay-off of liabilities associated with the long-term receivables due from the Florida UST program, was mainly financed with net additional borrowings of similar amount under the Company's revolving credit line.

Inflation has not significantly affected the Company's financial position or operations. Borrowings under the new $3.0 million line of credit bear interest at the prime rate of the lender less .25%. The prime rate at May 31, 1996 was 8.25%. No assurance can be given that inflation or the prime rate will not significantly fluctuate, either of which could adversely affect the Company.

















                                    13 of 15

PART II - OTHER INFORMATION

          None



EXHIBITS AND REPORTS ON FORM-8K

          Exhibit 27 - Financial Data Schedule (Electronic filing only)













































                                    14 of 15

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VIROGROUP, INC.




Date:  07/12/96                       By:   /S/ Sylvester O. Ogden
                                         --------------------------------------
                                         Sylvester O. Ogden, President, and
                                         Chief Executive Officer, and Chairman


Date:  07/12/96                       By:   /S/ Larry Ackerly
                                         --------------------------------------
                                         Larry Ackerly, Chief Financial Officer






























                                    15 of 15