Form 10-K
period 1996-08-31
VIROGROUP INC
filed 1996-11-26
CIK 875044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                              ---------------------

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED AUGUST 31, 1996

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ____________ to ____________

                         Commission file number 0-19350

                                 VIROGROUP, INC.
              Exact name of Registrant as specified in its charter

                 FLORIDA                                        59-1671036
             (State or other jurisdiction                    (I.R.S. Employer
              of incorporation or organization)             Identification No.)

                         428 PINE ISLAND ROAD, SOUTHWEST
                            CAPE CORAL, FLORIDA 33991
                    (Address of principal executive offices)

                  Registrant's telephone number: (941) 574-1919
                            -------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
             TITLE OF EACH CLASS                       on which registered
             -------------------                      ---------------------
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.01 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of November 18, 1996 the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $1,117,924.

         As of November 18, 1996, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 6,361,708.

         Information required by Part III is incorporated by reference to portions of the Registrant's 1997 Proxy Statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1997 fiscal year.

                                     PART I


ITEM 1.  BUSINESS

         ViroGroup, Inc. (the "Company"), provides a wide range of environmental services to assess and remediate groundwater and soil contamination, to design and monitor solid and hazardous waste landfills, to protect air quality, to assure regulatory compliance and to develop groundwater resources. The Company's strategy is to provide a comprehensive array of services through integrated utilization of a skilled technical staff consisting of hydrogeologists, environmental engineers, chemical engineers, chemists, biologists, computer modelers and others to find optimum solutions to a client's environmental challenges. The Company's current market focus is centered on North America with most of its business in the Atlantic and Gulf regions.

BACKGROUND AND ORGANIZATION

         The Company's client base is diversified. Its clients range in size from Fortune 100 corporations to municipalities and local enterprises, including industrial firms, sales and service companies, service stations, and utilities. The majority of the Company's revenues are derived from private-sector clients.

         The Company's first office was established in Cape Coral, Florida in 1976 and primarily focused on the development, management and protection of groundwater resources such as drinking water. Subsequently, the Company broadened its scope of services to include other environmental services. Primarily in response to anticipated demand for underground petroleum storage tank site assessments and remediations to be paid by the State of Florida through its Inland Protection Trust Fund, the Company in fiscal years 1989 through 1992 opened six additional offices in Florida. In March, 1995, the State suddenly curtailed the program significantly reducing the available work. Mainly as a result of this curtailment, the Company during fiscal years 1995 and 1996 closed three of these offices. Present Company locations in Florida are Cape Coral, Jacksonville, Pensacola and Tampa. In addition, during fiscal years 1991 and 1992, the Company opened offices in Texas and Louisiana which were closed during fiscal years 1995 and 1996.

         During fiscal 1992 the Company, in exchange for common stock and cash, acquired a company which mainly provides planning, design and construction QC/QA, facility permitting and closure, as well as wastewater services to the solid and hazardous waste management industries. Through this acquisition, the Company acquired locations in California, New York and South Carolina. The New York and California offices were closed in fiscal 1994 and 1996, respectively.

         During fiscal 1993 the Company acquired an environmental and remediation services company located in Nashville, Tennessee, from a Laidlaw Inc. (Laidlaw) affiliate in exchange for 600,000 shares of the Company's Series A Preferred Stock. On the same date the Company sold to another Laidlaw affiliate an additional 200,000 shares of Series A Preferred Stock for $2,000,000 in cash. In June 1995 these entities surrendered these holdings for conversion into 50% of the Company's common equity which Laidlaw agreed to hold for at least two years. This resulted in issuing to a Laidlaw affiliate 3,180,854 of the Company's $0.01 par value common shares, bringing the total number of Common Shares issued and outstanding to 6,361,708. In addition, the agreement included the following provisions:

/bullet/ Should Laidlaw sell or transfer the Common Stock received under this agreement at any time between two and six years after issuance, holders of other outstanding Common Shares will be granted the right to participate in any such transaction on the same basis, terms and conditions.

/bullet/ ViroGroup's Board of Directors was reduced from nine members to seven, three of whom are to be nominated by the holders of the Common Stock issued under the agreement.

/bullet/ Commencing with the issuance of the Common Stock and for a three-year period thereafter, Laidlaw agreed to extend to ViroGroup a $3.0 million line of credit subordinated to and bearing the same interest rate as the Company's existing bank credit line. Any amount outstanding at the end of the three-year revolving credit period will be paid in equal quarterly installments during the following three-year period.

         Furthermore, Laidlaw waived unpaid preferred stock dividends totalling $180,445. As a result of this preferred stock conversion and waiver, the Company is no longer obligated to pay an annual preferred stock dividend of $560,000. (Reference is made to Note 6(a) to the Notes to the Consolidated Financial Statements.)

         Laidlaw affiliates are the Company's largest clients, accounting for approximately 20 per cent of the Company's 1996 consolidated gross revenues. Laidlaw, Inc. is listed on the New York Stock Exchange. Ontario, Canada-based Laidlaw, Inc. is North America's third largest solid waste management company, second-largest hazardous waste management company and largest school bus operator. Laidlaw's fiscal 1996 revenues exceeded US $2.5 billion. In September 1996, Laidlaw announced it had agreed to sell its solid waste management business. The Company cannot presently assess the impact on the Company, if any, of this announced ownership change. During 1996 the Company's gross revenues derived from Laidlaw's solid waste operations were immaterial.

         The Company is organized into two broad service divisions. These service divisions are Environmental Consulting and Engineering Services, and Hydrogeological and Water Resources Services. Through this organization, each office taps into the Company's full resources regardless of geographical location, thus contributing to optimizing the solutions to our clients' diverse environmental challenges. This merger of the Company's talent is designed to maximize staff utilization while reducing overhead costs. All Company locations use the name of ViroGroup as their identity.

         The Company's common stock is listed with the Nasdaq SmallCap System.

         At August 31, 1996 the Company had 104 employees of whom 83 were technical and 20 of whom had advanced degrees.

         The Company's principal executive offices are located at 428 Pine Island Road, S.W., Cape Coral, Florida 33991, and its telephone number is (941) 574-1919. Unless otherwise indicated, references herein to specific years correspond to the Company's fiscal years ending August 31.

ENVIRONMENTAL CONSULTING AND ENGINEERING SERVICES

         The Company provides professional services in the following areas: remediation design, construction and management, contamination assessment, risk assessment, underground storage tank management, transactional environmental audits, operational environmental audits, air quality management, and wastewater management and regulatory assistance, as well as hazardous and solid/liquid waste management consulting services, industrial hygiene services and other services. New services added in fiscal 1996 include bio-remediation and environmental data management. Environmental, Consulting and Engineering services comprised approximately 84% of the Company's 1996 consolidated gross revenues.

         BIO-REMEDIATION SERVICES. During fiscal 1996 the Company added a new cutting-edge bio-remediation technology to its line of services known as the immobilized microbe bio-reactor system. This technology is a biological treatment process which is a simple, efficient and effective method for treating entrenched organic contamination in both soil and groundwater. It has distinct performance benefits over many traditional bio-remediation technologies and can offer lower cost, efficient remediation for large area contamination.

         ENVIRONMENTAL DATA MANAGEMENT SERVICES (EMS). During fiscal 1996 the Company added state-of-the-art database design services to help our clients efficiently manage their compliance programs. Environmental compliance can be extremely time-consuming and complex. The Company's EMS staff works with our clients to evaluate their needs for compliance by designing a database which easily and timely generates automatic tracking, specification calculations and compliance reports. This modular system allows its clients to select modules among air permitting, NPDES, EPCRA, permit tracking, and health and safety, as well as specific client customized modules. Such flexibility allows the Company to easily tailor these applications to our clients' needs and budget.

         REMEDIATION DESIGN, CONSTRUCTION AND MANAGEMENT. ViroGroup provides comprehensive remediation services to correct groundwater and soil contamination. Services provided include remediation plan development, design and installation of treatment and recovery systems, hydrogeological studies, bio-remediation, vapor extraction, RCRA closures, Treatment, Storage and Disposal (TSD) facilities closure, soil/water removal and treatment programs, as well as long-term monitoring and maintenance programs, including monitoring well design and construction, and above-ground tank installation.

         The Company provides complete underground storage tank (UST) assessment and remediation services. Among the services provided are site assessments, hydrogeological studies, remediation plan development, tank removal, replacement tank system design and installation, soil and water removal, treatment system design and installation, as well as systems monitoring and maintenance.

         CONTAMINATION ASSESSMENT. The Company provides comprehensive definitions of and solutions for contamination problems. The principal sources of contamination that the Company addresses are: leaking underground storage tanks, spills of hazardous waste and improper disposition of solid and hazardous waste. The Company assigns trained personnel with thorough knowledge of environmental, health and safety regulations to all contamination assessment projects.

         RISK ASSESSMENT. The Company performs risk assessments for industrial sites to evaluate the potential danger to the health and safety of individuals, as well as the impact on the environment at and near the site. The risk assessment report also predicts the ultimate fate and disposition of any contaminants. The risk assessment provides an assessment of potential harm, predicts who might be affected and proposes and monitors corrective action. At times, the Company performs risk assessments to determine the consequences of deferring remediation while continuing to monitor the problem.

         TRANSACTIONAL ENVIRONMENTAL AUDITS. The Company performs transactional environmental audits in connection with real property transactions, foreclosures and loans secured by real property. Such audits assess environmental risks and estimate remediation needs and costs. In 1980, Congress passed the Comprehensive Environmental Response, Compensation and Liability Act, which generally provides that owners, operators and purchasers of properties contaminated with toxic or hazardous substances may be liable for the cost of clean-up and also may be exposed to third-party liability actions. The demand for environmental audits was increased by the 1986 Superfund Amendment and Reauthorization Act, which created an innocent purchaser defense known as the "due diligence" test.

         The Company has developed an internal system of classification with scopes of service for various levels of environmental audits. Types of audits performed range from data review and site visits to cases of increased complexity requiring site testing of groundwater, surface water, soils and air for asbestos, radon and other harmful substances. If an audit identifies contamination, an "assessment" of the site follows to determine the extent and significance of the contamination.

         OPERATIONAL ENVIRONMENTAL AUDITS. Operational environmental audits are performed at industrial, commercial and governmental facilities to provide an analysis of a client's environmental compliance status, to suggest ways to minimize hazardous waste and reduce costs and to recommend corrective action, if appropriate. The Company performs these services to help clients comply with environmental and work place laws and regulations, including air emissions, wastewater and groundwater discharges, hazardous and solid wastes, polychlorinated biphenyls, asbestos, pesticides, oil spill control, underground storage tanks, drinking water, contingency planning, OSHA, worker right-to-know, and SARA Title III (community right-to-know). This complex body of environmental laws and regulations has substantially reduced a company's ability to comply without assistance by outside specialists.

         The Company offers specialized follow-on services to address needs identified during the audit. Chemical and process engineers work with regulatory specialists to develop waste minimization programs. Permit deficiencies are evaluated and corrective action programs including training are implemented.

         AIR QUALITY MANAGEMENT. The Clean Air Act Amendments of 1990 have increased the demand for the Company's air quality services. Such services include: emissions reduction studies, atmospheric dispersion modeling, air-quality control system design and assistance in obtaining permits. Title V permitting and associated process engineering services are provided to a variety of industrial sectors.

         The Company's professionals provide enforcement representation, negotiation of financial settlements and consent orders and expert witness services to address air quality issues during administrative and judicial proceedings.

         INDUSTRIAL HYGIENE SERVICES. Among the services provided by ViroGroup are OSHA compliance and training, confined space programs, hazard communication, hearing conservation and noise monitoring, respiratory protection, safety audits, worker protective equipment, fire protection and employee monitoring.

         SOLID AND HAZARDOUS WASTE MANAGEMENT SERVICES. These services include planning, design and construction services, facility permitting, permit modifications and construction quality control inspections. Solid waste services are almost exclusively offered to the private sector while wastewater services are mainly offered to county and city governments. These services comprised approximately 29% of the Company's 1996 consolidated gross revenues with sales to Laidlaw affiliates totaling 69% of this amount.

         WASTEWATER AND PROCESS ENGINEERING SERVICES. These services include wastewater treatment projects that use physical, chemical and biological processes. Other wastewater management services include, monitoring and inspection of wastewater management systems and compliance with applicable provisions of federal, state and local laws and regulations. NPDES and RCRA
(TSD) permit related services are provided as well as wastewater facility, and collection system planning and design.

         OTHER SERVICES. ViroGroup's professionals provide training services for client management and employees on a variety of environmental issues and regulations and serve as expert witnesses, negotiate financial settlements and consent orders, as well as serve as representation during enforcement administrative and judicial proceedings. The Company does not represent any federal, state or local authorities in enforcement proceedings against private entities.

         FLORIDA UNDERGROUND PETROLEUM STORAGE TANK (UST) REIMBURSEMENT PROGRAM. During fiscal 1994, the Company aggressively expanded its participation in the State of Florida financed programs to provide environmental services to evaluate, assess and remediate contaminated underground petroleum storage tank sites. Through its Inland Protection Trust Fund, the State of Florida reimburses certain costs to clean up eligible contaminated sites. At August 31, 1994, the Company's backlog related to this program was approximately $21 million. For fiscal 1995, this program accounted for 12% of consolidated gross revenue and 21% of Florida operations' gross revenues and the backlog related to this program was $500,000. For fiscal 1996, this program accounted for 2% of consolidated gross revenues and 8% of Florida operations' gross revenues and the backlog related to this program was $0. (Reference is made to Note 9(e) to the Notes to the Consolidated Financial Statements.)

         Primarily due to an estimated unfunded $450 million backlog and annual tax revenues of only $100 million, in March 1995 new legislation directed the Florida Department of Environmental Protection to cease processing, with certain limited exceptions, applications for reimbursement of costs to clean up UST sites eligible for state funds. The impact of this new law on the industry in Florida was substantial, requiring major reductions in employment levels and requiring firms that operate under the Florida program to finance activities pending a lengthened reimbursement process. Partially as a result of this program change, as well as to improve customer service and staff utilization, two Florida offices were closed in fiscal 1995 and one office in fiscal 1996, and personnel were reduced in other Florida offices. (Reference is made to Note 1(g) to the Notes to the Consolidated Financial Statements.)

         Prior to this new law, payments from the State were normally received within twelve months of application submission. Based upon this 1995 legislation it then appeared it could take up to five years to receive payment for previously completed work. As a result, in the consolidated balance sheet at August 31, 1995 the Company reclassified $2.05 million (net of discount of $727,000) due from the State from current assets to non-current assets and are included in Amounts Due from State Agency in the accompanying consolidated balance sheet. (Reference is made to Note 9(e) in the Notes to the Consolidated Financial Statements). The discount of $727,000 reduced 1995 gross revenues and reflected the fact the related long-term amounts were non-interest bearing. This discount was to be accreted to interest income over the estimated two to five year payment period of the related principal amounts.

         In May, 1996 a new law (The 1996 Act) was passed which implemented significant changes to the reimbursement program and addressed the estimated $450 million backlog of unpaid claims. This 1996 Act provides for the elimination of the reimbursement program effective August 1, 1996 and for all reimbursement applications to be submitted by December 31, 1996. Also, The 1996 Act creates a non-profit public benefit corporation, which is expected to be operational by the Spring of 1997, to finance the unpaid backlog. This non-profit corporation is charged with financing the estimated unpaid $450 million backlog with certificates of indebtedness. Payment of claims will be on a first-come, first-served methodology based on application filing date and an assumed annual funding rate of $100 million. Claims paid will be subject to a 3.5% annual discount in consideration for the anticipated accelerated payment as compared to the previous expected period of 4 to 5 years. The Company estimates it will not receive significant payments from this program until the fourth quarter of fiscal 1997 continuing to the second quarter of fiscal 1998.

         Due to the State's cancellation of the 1995 law and other prior law relating to the program, and the provisions of The 1996 Act, the discounts recorded in fiscal 1995 will not be accreted to interest income. However, these previously recorded discounts approximate the valuation allowance required on these amounts to reflect the state mandated discount and potential denied cost. As of August 31, 1996 the Company had approximately $3.7 million in amounts due from the state including $3.1 million in applications to be filed prior to December 31, 1996. Total amounts subject to state denied costs and discounts, including amounts already filed, at August 31, 1996 were approximately $3.9 million. The Company has provided a valuation allowance for the expected state mandated discounts and denied costs. At August 31, 1996 these allowances total $931,665 with $889,937 applied as a valuation allowance to the Amounts Due from State Agency resulting in a net amount of $2,812,737 as shown as the Amounts Due from State Agency in the accompanying consolidated balance sheet at August 31, 1996 and $41,728 which is included as an accrued liability in the consolidated balance sheet at August 31, 1996 to reflect the Company's liability to pay discounts and denied costs on amounts financed by third-parties.

         Of the approximately $3.1 million in unfiled reimbursement applications at August 31, 1996, the Company expects to finance about $2.9 million with third-parties whereby the Company will receive the cash from the financing entity upon application filing thus not waiting the expected one year to be paid by the State. The cost of borrowing from these third-parties is less than the cost of borrowing through the Company's revolving credit line. (Reference is made to Note 9(e) to the Notes to the Consolidated Financial Statements.)

         During fiscal 1996 this program generated approximately $335,000 in gross revenues and about $17,000 was charged against gross revenues to provide for the denied cost.

HYDROGEOLOGICAL AND WATER RESOURCES SERVICES

         The Company provides professional services for water supply development, injection well design and water resource planning. These services include computer modeling to assess surface water influences as well as groundwater changes. Computer modeling services result in site-condition analysis ranging from contaminant plume migration to regional wellfield impacts. Groundwater resource management services are provided primarily in the southeastern United States and the Caribbean. These services comprise approximately 16% of the Company's 1996 consolidated gross revenues.

         WATER SUPPLY. The Company assists in the development of groundwater supplies for municipal, agricultural and industrial uses. The Company performs subsurface investigations and upgrades existing systems with cost-effective solutions to water quality or well construction problems. The Company estimates the potential yield of an aquifer and recommends the most efficient well design to maximize yield while minimizing impact, assesses water quantity and quality and supervises the wellfield construction.

         Identification of an acceptable source of water can be time consuming and expensive in coastal and island hydrogeologic environments. Withdrawals from an aquifer can induce the movement of poorer quality water into the production wells, causing failure of the system. In response to these problems, the Company's professionals conduct research in the hydrodynamics of the fresh/salt water interface and model withdrawal scenarios to maximize both water production and protection of potable water resources. The Company specializes in saltwater intrusion, including identifying, quantifying and controlling the problem.

         The Company believes that reverse osmosis desalination will become increasingly important in developing water supply systems for municipal and industrial clients. The Company designs and develops wellfields to supply such systems.

         The Company has special expertise in predicting the long-term effects on water quality of various levels of production from such wellfields through the use of three dimensional computer modeled simulations. The Company originated as a groundwater supply engineering firm and has more than fifteen years' experience with groundwater wellfields. A number of the Company's professionals have degrees in hydrogeology and have published articles on the subject in scientific and technical publications.

         WATER RESOURCE PLANNING. The Company assists municipalities, water management districts and industrial clients in developing water resource management plans to alleviate water shortages caused by drought conditions, declining water levels, groundwater contamination or saltwater intrusion. The Company's professionals provide specialized regional exploration for new groundwater resources and develop alternative water sources, including reuse of residential and industrial wastewater, storage and recovery of excess freshwater runoff and treatment of salt water by reverse osmosis.

         In connection with its groundwater resource management services, the Company provides both surface and groundwater monitoring, including location and installation of wells, sampling, chain of custody requirements, analytical work and analysis of results. The Company's water monitoring services assist its clients in maintaining regulatory compliance and improving their process flow while recycling water, conserving resources and upgrading treatment plants.

         INJECTION WELL TECHNOLOGY. Injecting fluids into underground formations containing nonpotable groundwater is called deep-well injection. Treated wastewater or reverse osmosis concentrate water are commonly injected into deeper aquifers containing poorer quality saline water. Also, treated freshwater is injected into aquifers during periods of abundant supply for recovery during peak demand periods. Injection-well technology is used where the receiving aquifer is capable of accepting the injected fluids without endangering any underground source of drinking water. The Company's work includes design of the wells, preparation for construction permits, preparation of technical data, construction, inspection, installation and injection testing.

CLIENTS

         Almost all of the clients that retain the Company to provide environmental services are private-sector clients ranging from Fortune 100 corporations to local enterprises, including industrial, sales and service companies and service stations. Almost all of the clients that retain the Company to provide groundwater resource management services, which principally relate to public water supply development, are public and private utilities and governmental water supply systems. The Company does not provide services to governmental units in connection with regulatory enforcement actions against private companies.

         During fiscal 1996, the Company's 10 largest clients, in the aggregate, accounted for approximately 51% of consolidated gross revenues. Laidlaw affiliates are the Company's largest client which during fiscal year 1996 accounted for approximately 20% of consolidated gross revenues. The loss of Laidlaw as a customer would have a material adverse effect on the Company. No other customer accounted for more than 10% of consolidated gross revenues.

MARKETING

         The Company's marketing efforts focus on developing new clients including national accounts, as well as generating new business from existing clients. The Company believes its corporate marketing program teamed with localized marketing by the professional consulting staff is the most effective method of selling its services. The Company relies on direct sales calls as a primary means of marketing. Other marketing activities include presentations by senior staff personnel to civic and professional associations, attendance or presentations at seminars and publication of articles in professional journals.

PRICING AND R&D

         The Company typically charges its clients for the services of its employees on an hourly basis, as well as for equipment, materials and subcontracted services used in connection with its projects. For certain projects, services are provided on a fixed-fee basis. The business of the Company is not seasonal and all of the materials and third-party services used in performing the Company's services are readily available.

         Approximately 80% of the Company's 1996 business consisted of "time and materials" contracts under which the Company charges an hourly or daily rate plus its costs and expenses. The remainder were "fixed-fee" contracts under which the Company charges a fixed amount agreed to in advance by the client and the Company. The Company has not experienced any material financial detriment as a result of its fixed-fee contracts. In all material instances, these contracts involve types of services with which the Company has substantial experience and therefore can consistently predict the personnel time and costs required, such as routine environmental audits and water supply wellfield designs. Services involving significant variable costs, such as site remediation, are not undertaken on a fixed-fee basis. The Company does not incur research and development expenses.

BACKLOG

         As of September 30, 1996, the Company's backlog was approximately $2,000,000, compared to approximately $8,000,000 as of September 30, 1995, and $28,036,000 as of October 31, 1994. Of the 1994 backlog approximately $21 million was related to the State of Florida's UST program. Due to the curtailment of the program in 1995, the State of Florida backlog at September 30, 1995, was approximately $500,000 and $0 at September 30, 1996. Management does not believe backlog is a meaningful indication of future revenues. The Company's backlog is not seasonal.

COMPETITION

         The market for the Company's services is highly competitive. The Company competes with many other firms, ranging from small, local firms to large, national firms having substantially greater financial, and marketing resources than the Company. The Company competes primarily on the basis of quality of service and expertise. Other competitive factors include geographic location, price and availability of personnel.

ENVIRONMENTAL LEGISLATION

         The Company provides a wide range of environmental services with its scientific capabilities, including studies of ground and surface waters, soils, air quality, underground storage tanks, wastewater management, solid waste management and other areas requiring environmental services. Consequently, the Company must be knowledgeable of and responsive to an increasing number of frequently overlapping federal, state and local laws and regulations governing the protection of the environment.

INSURANCE AND LIABILITY

         It has been both a Company policy, and a requirement of many clients, for the Company to carry insurance for the services it performs. The Company maintains professional liability and contractor's pollution liability insurance in the amount of $5,000,000. The Company's general liability insurance is in the amount of $2,000,000, but this policy excludes environmental claims. Aggressive enforcement of RCRA and Superfund Act regulations and legal decisions adverse to insurance carriers involving pollution damage may make it difficult for the Company and others in its industry to obtain adequate liability insurance in the future. In addition, the professional liability insurance policy is available only on a claims made basis, so that the insured is only covered if it maintains coverage. Thus, there is the risk that the Company will find itself required to maintain costly policies to cover past occurrences or instead to obtain expensive "tail liability" policies that provide coverage for all claims made while the policy is in force, even if the events giving rise to such claims occurred prior to obtaining such coverage. While the Company believes it operates safely and prudently, there are various exclusions under its insurance policies and there can be no assurance that all possible liabilities that may be incurred by the Company are covered by its insurance or that the dollar amount of such liabilities will not exceed the Company's policy limits.

EMPLOYEES

         On August 31, 1996, the Company had 104 employees. On August 31, 1995, the Company had 181 employees, and on August 31, 1994, the Company had 285 employees. Over 80% of the Company's staff have technical or advanced degrees. The Company's professional staff includes hydrogeologists, environmental engineers, chemical engineers, chemists, geologists, computer modelers and others.

         The Company's ability to retain and expand its staff of qualified professionals will be an important factor in determining the Company's future success. None of the Company's employees is represented by a union. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

                  The Company leases the following facilities:


                                                   APPROXIMATE      EXPIRATION
          LOCATION               USED FOR         SQUARE FOOTAGE       DATE
----------------------      ------------------    --------------    ----------
Cape Coral, Florida             Corporate             13,100            2002
                            Headquarters and
                            Operations Office

Tampa, Florida              Operations Office          2,216            1997

Jacksonville, Florida       Operations Office          5,079            2000

Pensacola, Florida          Operations Office          3,229            1997

Lexington,
South Carolina              Operations Office         13,000            1997

Nashville, Tennessee        Operations Office         13,100            1998


         The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.


ITEM 3.  LEGAL PROCEEDINGS

         In February, 1996 a civil action was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida, against the Company as a Third-Party Defendant. The Complaint against the Company as an environmental contractor alleges breach of contract, breach of implied warranty, environmental malpractice, common law indemnification, statutory contribution and common law contribution. This Third-Party Complaint was filed by a Client in response to a Complaint filed by the Department of Environmental Protection (DEP) State of Florida which alleges overpayments made by the DEP to the Client due to purported fraud with regard to the Client's submission of an environmental reimbursement application. The amount sought by the DEP against the Client is $240,000, exclusive of interest and costs.

         The Client has asserted various factual and legal defenses in response to the DEP's Complaint, including, but not limited to, a viable statute of limitations defense. Based on the viability of such defenses, the Client's and the Company's agreement to jointly cooperate in defending what the Company and the Client believe to be an unfounded claim from the DEP, the Client and the Company entered into an agreement in May, 1996. Pursuant to the agreement in consideration of the Client dismissing its Third-Party Complaint against the Company without prejudice, all claims and defenses between the Client and the Company have been tolled for an unspecified period of time with a reciprocal right to terminate the agreement upon ten (10) days written notice provided by either party. The Third-Party Complaint against the Company was dismissed, without prejudice on May 30, 1996. Based on the foregoing, this matter will most likely stay in abeyance until a final determination is made by the Court on DEP's claims against the Client.

         In May 1996, the Company settled all its remaining claims deriving from Sunshine Jr. Stores, Inc. bankruptcy in 1992. These claims totaling approximately $270,000 and included in accounts receivable in the accompanying balance sheet at August 31, 1995, were settled for approximately $237,000 resulting in a charge to the allowance for doubtful accounts in fiscal 1996 of approximately $33,000. In addition, the parties agreed to mutually cooperate to ensure the timely filing of mutually incurred cost in related claim applications to be reimbursed by the State of Florida UST program.

         In August 1993, a civil action was filed in Hamblen County Chancery Court of the Third District of Tennessee against the Company and Galen of Tennessee, Inc., seeking compensatory and punitive damages of approximately $1,140,000 in regards to an asbestos abatement project. In December 1993, the Court dismissed the lawsuit. The parties are now compelled to submit to arbitration in the maximum amount of $140,000. The plaintiff has not made any demand for arbitration. The Company believes that this action is without merit and intends to vigorously defend itself.

         The Company is not subject to any other material legal proceedings. From time to time, the Company is involved in other routine litigations, claims and assessments incidental to its business. The Company does not believe that the ultimate resolution of any of the above described matters would have a material adverse impact on the accompanying consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITIES AND RELATED SHAREHOLDER MATTERS

         The Company's common stock is listed on the Nasdaq SmallCap System. The number of holders of record of common stock of the Company as of October 18, 1996 was 77. The Company believes that there are over 350 beneficial owners of its common stock.

         The Company has not paid any cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future.

         The high and low closing prices of the Company's common stock for each quarter of the two most recent fiscal years, 1996 and 1995, respectively, are as follows:

    FISCAL YEAR           FIRST            SECOND           THIRD        FOURTH
    -----------          -------          --------         -------      --------

       1996
       ----

       High               1 3/16            7/8               1           3/4

       Low                1/2               1/2              1/2          5/16

    FISCAL YEAR           FIRST            SECOND           THIRD        FOURTH
   ------------          -------          --------        --------      --------

       1995
       ----

       High               2                2 1/8            1 7/8        1 1/8

       Low                1                1/2              3/4          3/4

         Stock price data reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The closing price of the Company's common stock, as reported on the Nasdaq SmallCap System, on November 19, 1996 was $7/16.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                              FOR THE YEARS ENDED AUGUST 31,
INCOME STATEMENT DATA:                                  1992             1993            1994             1995             1996
                                                    ------------    ------------     ------------     ------------     -----------
Gross revenues                                      $ 19,187,118    $ 26,956,682     $ 26,272,211     $ 21,478,007     $ 13,986,538

Cost of gross revenues                                11,499,529      18,118,165       17,090,139       15,927,619        9,420,106
                                                    ------------    ------------     ------------     ------------     ------------

Gross profit                                           7,687,589       8,838,517        9,182,072        5,550,388        4,566,432

Operating expenses (1)(2)                              5,797,526      22,013,274        8,732,094        8,287,922        5,764,563
                                                    ------------    ------------     ------------     ------------     ------------

Income (loss) from operations before
income taxes and cumulative effect of a
change in accounting principle                         1,890,063     (13,174,757)         449,978       (2,737,534)      (1,198,131)

Other income (expense), net(5)                           112,951         (94,281)         (65,857)           6,888         (177,514)
                                                    ------------    ------------     ------------     ------------     ------------

Income (loss) from operations before
income taxes and cumulative effect of a
change in accounting principle                         2,003,014     (13,269,038)         384,121       (2,730,646)      (1,375,645)

Income taxes (benefit)                                   799,000        (468,000)        (176,259)        (143,909)            --
                                                    ------------    ------------     ------------     ------------     ------------

Income (loss) before cumulative effect
of a change in accounting principle                    1,204,014     (12,801,038)         560,380       (2,586,737)      (1,375,645)

Cumulative effect on prior years of
changing the method of accounting for
income taxes (3)                                            --              --             52,546             --               --
                                                    ------------    ------------     ------------     ------------     ------------

Net income (loss)                                   $  1,204,014    $(12,801,038)    $    612,926     $ (2,586,737)    $ (1,375,645)
                                                    ============    ============     ============     ============     ============

Net income (loss) per common share:
 Operations                                         $        .48    $      (4.11)    $       --       $       (.41)    $       (.22)

Effect of accounting change                                 --              --                .02             --               --
                                                    ------------    ------------     ------------     ------------     ------------

Net income (loss) per share (4)                     $        .48    $      (4.11)    $        .02     $       (.41)    $       (.22)
                                                    ============    ============     ============     ============     ============

Weighted average number of shares
outstanding                                            2,525,256       3,180,488        3,180,854        6,361,708        6,361,708
                                                    ============    ============     ============     ============     ============

BALANCE SHEET DATA:

Current assets                                      $  7,417,647    $ 10,663,724     $ 10,518,359     $  6,340,770     $  4,524,526

Total assets                                          17,190,668      12,678,319       12,136,255        9,410,953        7,916,270

Short-term debt                                        1,671,833         140,869           79,325           37,125            9,447

Long-term debt                                           171,229         118,881           38,234          107,486                0

Shareholders' equity                                  12,344,383       7,276,966        7,329,892        4,433,659        3,058,014

-------------------------
(1) Includes amortization of goodwill of $72,883 for the year ended August 31, 1992, and $11,851,575 for the year ended August 31, 1993.
(2) Includes restructuring charges of $470,000 for the year ended August 31, 1993, $47,305 for the year ended August 31, 1994, and $326,190 for the year ended August 31, 1995, and $326,428 for the year ended August 31, 1996.
(3) The effect of the adoption as of September 1, 1993 of SFAS 109, Accounting for Income Taxes. (See Note 3 to Notes to the Consolidated Financial Statements).
(4) Calculated after the deduction of preferred stock dividends of $272,329 for the year ended August 31, 1993 and $560,000 for the year ended August 31, 1994. For all years presented primary earnings (loss) per share and fully diluted earnings (loss) per share were the same except for fiscal year 1995. (See Note 1 (h) to Notes to the Consolidated Statements).
(5) For the year ended August 31, 1995 includes a $150,168 gain on a favorable contract settlement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table presents, as a percentage of gross revenues, certain selected financial data for the Company for the periods indicated:

                                               FOR THE YEARS ENDED AUGUST 31,

                                               1994        1995         1996
                                               -----       -----        -----
Gross revenues                                 100.0%      100.0%       100.0%
Cost of gross revenues                          65.0        74.2         67.3
                                               -----       -----        -----
Gross profit                                    35.0        25.8         32.7
Operating expenses                              33.3        38.6         41.2
                                               -----       -----        -----
Income (loss) from operations                    1.7       (12.8)        (8.5)
Other income (expense), net                      (.3)         .0         (1.3)
Income taxes (benefit)                           (.7)        (.7)          .0
                                               -----       -----        -----
Income (loss) before cumulative effect
  of a change in accounting principle            2.1       (12.1)        (9.8)
Cumulative effect on prior years of
  changing the method of accounting               .2          .0           .0
  for income taxes                             -----       -----        -----
Net income (loss)                                2.3       (12.1)        (9.8)
                                               ======      ======      ======


FISCAL 1996 VS. FISCAL 1995

     Gross revenues for fiscal 1996 decreased by $7,491,469 or 35% to $13,986,538 when compared to fiscal 1995. The Environmental Consulting and Engineering Services Division (Enviro) had a decrease of $8,197,688 or 41%, while Hydrogeological and Water Resources Services Division (Hydro) increased by $706,219 or 52%. The Enviro division has personnel located in each of the Company's offices while Hydro division personnel are located in the Cape Coral, Florida office.


         DIVISION                             GROSS REVENUES
         --------                   ---------------------------------

                                                                        % OF
                                                                      INCREASE
                                         1995              1996      (DECREASE)
                                         ----              ----      ----------

Enviro Florida                      $  9,118,674      $  4,175,484      (54)

Enviro South Carolina/California       6,142,300         4,566,138      (26)

Enviro Tennessee/New Orleans           4,863,967         3,185,631      (35)
                                    ------------      ------------

     TOTAL ENVIRO DIVISION            20,124,941        11,927,253      (41)

Hydro Division                         1,353,066         2,059,285       52
                                    ------------      ------------

TOTAL VIROGROUP, INC.               $ 21,478,007      $ 13,986,538      (35)%
                                    ============      ============

     The Enviro division gross revenues generated from Florida operations, which mainly provides underground petroleum storage tank (UST) site assessments and remediation services, environmental audits and risk assessments had a decrease in gross revenues of $4.9 million or 54%. A majority of this decrease is related to the curtailment and other aspects of the Florida UST cost reimbursement program which occurred in March, 1995 and was terminated in May, 1996. This program accounted for approximately 12% of fiscal 1995 consolidated gross revenues or $2.6 million and approximately $335,000 or 2% of fiscal 1996 consolidated gross revenues. Because of this gross revenue decrease and other factors, the Company during the third quarter of fiscal 1996 closed the Miami office and reduced personnel in other Florida offices. The Miami office contributed about $349,000 and $1.9 million to fiscal 1996 and 1995 gross revenues, respectively, while Florida offices closed in fiscal 1995 contributed about $1.6 million to fiscal 1995 gross revenues.

     To expand the Company's gross revenue potential, the Company during fiscal 1996 began offering two state-of-the-art services. One of these services is bio-remediation which is headed by a recognized PhD operating out of the Tampa, Florida office while the other is environmental data management (EMS) services headed by well-experienced computer system design personnel operating out of the Jacksonville, Florida office. The Company believes this new investment in highly skilled personnel will give it a competitive advantage by offering cost efficient, value-added, state-of-the-art services to remediate large petroleum contaminated sites and to effectively manage environmental compliance.

     The Enviro division gross revenues generated by the South Carolina/California operations decreased by approximately $1.6 million or 26%. This operation primarily provides waste management, engineering and remediation services. The decrease in gross revenues is mainly due from a decrease in gross revenues from Laidlaw facilities located in both California and South Carolina. This decrease was mainly attributable to completion of landfill design and construction projects for the California facilities and a continuing reduction in projects associated with the South Carolina facility. In fiscal 1996, the California office generated $363,000 in gross revenues while for fiscal 1995 it generated $1.4 million. Due to this decrease, the California office was closed at the beginning of the fourth quarter of fiscal 1996. A decrease in work at the South Carolina landfill facility was mainly responsible for approximately $600,000 of the decrease in gross revenue for fiscal 1996. The work at the South Carolina facility accounted for approximately 50% of the South Carolina operations gross revenues and 19% of consolidated gross revenues for fiscal 1996. Because of this decrease, staff of the South Carolina office was reduced during the fourth quarter of fiscal 1996.

     The Enviro division gross revenues generated by Tennessee operations decreased by approximately $1.7 million or 35%. This operation primarily provides remediation, engineering, risks assessments and environmental audits. This decrease is partially comprised of a $600,000 decrease in New Orleans office operations which contributed approximately $900,000 and $290,000 in gross revenues for fiscal 1995 and 1996, respectively. Due to this decrease, the New Orleans office was closed at the beginning of the fiscal 1996 fourth quarter. The balance of the decrease of $700,000 is mainly due to a decrease in remedial work as well as price completion and general economic conditions. Because of this decrease, the staff of the Tennessee office was reduced during the fourth quarter. Laidlaw affiliates comprised approximately 5% of the Tennessee operations 1996 gross revenues compared to 10% for fiscal 1995.

     Hydrogeological and Water Resources Services (Hydro) division gross revenues increased by $706,219 or 52% when compared to fiscal 1995. This increase is primarily due to a large injection well and well field assessment projects in South Florida which are expected to continue through the second quarter of fiscal year 1997. One customer accounted for 60% of Hydro division fiscal 1996 gross revenues.

     The gross profit as a percentage of gross revenues increased from 25.8% in fiscal 1995 to 32.7% in fiscal 1996. This increase is a combination of improved margins in fiscal 1996 due to increased utilization of Company personnel resulting in professional fees comprising a larger component of gross revenues compared to fiscal 1995 and the one-time charges to fiscal 1995 gross revenues to record the discount on the receivables due from the State of Florida relating to the curtailment of the UST program. The profit margin on the utilization of Company personnel is higher than on the use of contractors to generate fees. Operating expenses (selling, general and administrative expenses) decreased in fiscal 1996 by approximately $2.5 million or 32% to $5,438,135 as compared to $7,961,732 in fiscal 1995. This decrease is the result of the office closure and personnel downsizing combined with increased staff utilization and improved cost controls. In addition, primarily due to the cessation of the Florida UST program, combined with a decline in landfill related projects and general economic conditions, the Company charged to expense in fiscal 1996 approximately $326,000 in restructuring expenses for employee severance pay, office closing and rent expenses, as well as other related expenses. The Company embarked on a cost control program which includes, among other things, a salary reduction program for senior management, and a salary freeze for all personnel.

     Interest expense increased by approximately $28,000 to $180,884 in fiscal 1996 from $152,588 in fiscal 1995 due to an increase in average amounts borrowed. Other, net income decreased to $3,370 in fiscal 1996 from $150,168 in fiscal 1995 primarily due to the inclusion in fiscal 1995 of a favorable settlement of claim on a disputed contract.

     The benefit for income taxes decreased to zero for fiscal 1996 because the Company has used all of its tax loss carryback benefit. Although the Company has substantial tax benefit to carry forward to future years, it cannot presently recognize this benefit in the current year due to the uncertainty of future taxable income.

     The net loss for fiscal 1996 decreased by $1,211,092 to $1,375,645. The fully diluted loss per common share is $.22 compared to a loss of $.41 per share for fiscal 1995 for a 47% decrease in the net loss. These decreases in the net loss and net loss per share are primarily attributable to improved gross margins and reduced operating expenses offset by a decrease in gross revenues and the benefit for income taxes combined with an increase in other expenses.

     ViroGroup's common shares are listed on the Nasdaq SmallCap Market. In September, 1996 the Company was notified by Nasdaq to be eligible for continued listing all securities must maintain a minimum bid price of $1.00 per share or as an alternative, if the bid price is less than $1.00, maintain capital and surplus of $2,000,000 and a market value of the public float of $1,000,000. The Company does not meet this criteria. On November 18, the Company's Board of Directors approved for submission to a vote of the common shareholders at its 1997 Annual Shareholders Meeting a proposal to effectuate a one-for-eight reverse common stock split as a result of which shareholders of the Company will receive one share of common stock for each eight shares of common stock owned on the record date of November 29, 1996. The Company has no assurance that the reverse split will result in the Company's compliance with Nasdaq's listing requirements.

     Nasdaq has recently proposed amendments to its listing criteria increasing certain threshold listing requirements. The Company is unable to determine at this time whether it will be able to satisfy these new criteria should they be implemented.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities used net cash of $1,188,220 during fiscal 1996 mainly attributable to the net loss combined with a reduction in accounts payable and accrued expenses. The reduction in accounts payable primarily results from the reduction in gross revenues together with the payment of amounts due to vendors and subcontractors on reimbursement claims filed with the State of Florida. Vendor and subcontractor payments related to claims to be filed during the first quarter of fiscal 1997 are estimated to be $150,000. The accrued liabilities decrease is mainly due from the decrease in gross revenues, the Company's downsizing and the payment of restructuring costs. This cash usage was partially offset by partial liquidation of accounts and unbilled accounts receivable which is attributable to the reduction in gross revenues as well as the filing of reimbursement claims. Also, depreciation, the provision for bad debts, and the amortization of prepaid expenses provided significant cash.

     Financing activities provided net cash in excess of purchases of property and equipment of $7,868 from the sale of property and equipment resulting from the Company's downsizing. Cash requirements were primarily met by additional borrowings of approximately $1.44 million under the Company's bank line of credit, collections on accounts receivable and trade credit.

     Working capital at August 31, 1996 decreased by approximately $1.80 millon as compared to the same date of the prior year. This decrease is mainly due to the reduction in accounts and unbilled receivables resulting from the reduction in gross revenues combined with a transfer of approximately $763,000 in amounts due from the State of Florida from current assets to non-current assets.

     Amounts due from a state agency are amounts due from the Company's participation in the State of Florida's UST reimbursement program. (Reference is made to Note 9(e) in the Notes to the Consolidated Financial Statements) Although these amounts are shown in the consolidated financial statements as a non-current asset due to uncertainty related to the exact date of payment, the State of Florida has indicated they expect to pay these amounts starting during the Company's fourth quarter of fiscal 1997 and continuing through to the second quarter of fiscal 1998.

     The collection period from invoice date to payment date of accounts receivable at August 31, 1996 was 88 days compared to 71 days in fiscal 1995 and 104 days in 1994. This increase is primarily a function of gross revenues declining at a rate greater than the collections of accounts receivable.

     Total current liabilities balance at August 31, 1996 did not materially change as compared to the same date of the prior year. Long-term debt decreased by approximately $107,000 due to the payment of amounts borrowed under the revolving reimbursement facility to finance State of Florida UST projects and on capital leases.

     The Company's $3.0 million bank line of credit matures on January 20, 1997. This borrowing is secured by a $3.0 million letter of credit which was caused to be issued by a Laidlaw affiliate and expires February 20, 1997. The interest rate on the line of credit is prime 8.25% at August 31, 1997) less .25%. Substantially all the Company's assets secure this obligation to Laidlaw in the event of a draw upon the letter of credit. At the letter's expiration, Laidlaw has stated it intends to comply with the terms of the preferred stock conversion agreement of June 26, 1995 (Reference is made to Note 5 in the Notes to the Consolidated Financial Statements) whereby an affiliate will make available to the Company for a three-year period from June 26, 1995 up to $3.0 million in financing with advances thereunder carrying an interest rate equal to that available to the Company from alternative sources with the principal and interest to be paid in equal quarterly installments over a three-year period commencing with the line of credit expiration, or in lieu thereof, cause to be issued under similar terms as the present letter, a new letter of credit of up to $3.0 million to secure the Company's borrowings. (Reference is made to Note 4 in the Notes to the Consolidated Financial Statement)

     The financing of the Company's eligible amounts due from the State of Florida bear interest at 3 - 4% for the first nine months from the borrowing date and .6875% per month thereafter. (Reference is made to Note 9(e) in the Notes to the Consolidated Financial Statements) No assurance can be given that inflation or the prime rate will not significantly fluctuate, either of which could adversely affect the Company. Inflation has not significantly affected the Company's financial position or operations. Management anticipates capital expenditure requirements for fiscal 1997 will be approximately $50,000 for equipment.

FISCAL 1995 VS. FISCAL 1994

         Gross revenues for fiscal 1995 decreased by $4,794,204 or 18% to $21,478,007 when compared to fiscal 1994. The Environmental Consulting and Engineering Services Division (Enviro) had a decrease of $4,001,776 or 20% to $20,124,941, while the Hydrogeological and Water Resources Services Division (Hydro) had an increase of $207,572 or 18%. The Enviro division has personnel assigned to each of the Company's offices while the Hydro division personnel operate out of the Cape Coral, Florida location. Results by operational area are:

                       DIVISION                                                  GROSS REVENUES
                       --------                                                  --------------

                                                                                                     % OF
                                                                                                   INCREASE
                                                             1994                 1995            (DECREASE)
                                                          ----------           -----------        ----------
Enviro Florida (formerly Florida                          $11,890,814          $ 9,118,674           (23)
Division)

Enviro South Carolina/California                            7,684,117            6,142,300           (20)
(formerly ETE)

Enviro Tennessee/New Orleans (formerly                      5,551,786            4,833,967           (13)
                                                           ----------          ----------
Environics)

     TOTAL ENVIRO DIVISION                                 25,126,717           20,124,941           (20)
                                                          -----------           ---------


Hydro (formerly Florida Division)                           1,145,494            1,353,066            18
                                                          -----------           ---------

TOTAL VIROGROUP, INC.                                    $ 26,272,211          $21,478,007           (18%)
                                                         ============          ==========

         The Enviro division gross revenues generated from Florida operations which mainly provides underground storage tank (UST) site assessments and remediation services, environmental audits and risk assessments had a decrease in gross revenues of $2.77 million or 23% from the prior year. This decrease is almost exclusively related to the curtailment and other aspects of the Florida UST cost reimbursement program which occurred in March 1995. This decrease in gross revenues includes a reduction of $727,000 for a discount on now classified receivables due from the State of Florida, even though about $500,000 of this discount relates to gross revenues derived in prior years. (Reference is made to Notes 1(g) and 9(e) in the Notes to the Consolidated Financial Statements). In addition, due to the change in the expected payment period relative to the recourse provision of the Company's credit line to finance program receivables (Reference is made to Note 5 in the Notes to the Consolidated Financial Statement) gross revenues were reduced by amounts financed of $99,437 which is recorded as a note payable in the accompanying Consolidated Balance Sheet at August 31, 1995. Also, gross revenues were reduced by $115,000 to provide for potential cost denials under the Florida UST program. The Florida UST program contributed approximately 21% of Florida operations gross revenues, and approximately 12% to Company consolidated gross revenues in fiscal 1995.

         Because of this gross revenue decrease, and other factors, the Company, during the third and fourth quarters of fiscal year 1995, consolidated its Palm Beach Gardens office with the Miami office and its Orlando office with the Tampa office and has reduced personnel in other Florida located offices. However, to broaden client services and Company skills, new management was hired during the fourth quarter to lead the Tampa and Miami offices. (Reference is made to Note 1(g) in the Notes to the Consolidated Financial Statements.)

         The Enviro division gross revenues generated by the South Carolina/California operations decreased by $1.54 million or 20% from the prior year. These operations primarily provide waste management, engineering and remediation services. About $1.17 million of the decrease was due to a decline in gross revenues from the Company's and waste management services largest client, Laidlaw Environmental Services, Inc. (Laidlaw). This decrease in Laidlaw related gross revenue, consists of a decrease of $1.64 million in services primarily performed at the Pinewood, South Carolina facility combined with an increase of $.47 million in services performed at a California facility.

         It is the Company's understanding the decrease in work at the Pinewood facility primarily relates to a reduction in capital expenditures by Laidlaw, as well as issues with the State of South Carolina which the Company understands have been satisfactorily resolved. However, the Company cannot predict if or when gross revenues from this operation will return to prior year levels. The increase in gross revenues generated from the California facility related to landfill design and construction projects which were substantially completed by the second quarter of 1995. The balance of the decrease is mainly attributable to price competition, as well as general economic conditions.

         Laidlaw's Pinewood facility accounts for 54% of the Company's gross revenues from operations in South Carolina while Laidlaw business represented 86% of the gross revenues from the Company's California operations. Laidlaw comprised 59% of the Company's waste management services gross revenues and 21% of consolidated gross revenues for fiscal 1995.

         The Company's Environmental services division gross revenues generated by operations located in Tennessee which primarily provides remediation, environmental engineering, environmental risk assessments and environmental audit services had a $.72 million or 13% decrease in gross revenues when compared to fiscal 1994. This decrease is mainly due to price competition and general economic conditions. Laidlaw affiliates accounted for approximately 10% of the Tennessee operations' gross revenues.

         Hydrogeological and Water Resources Services division gross revenues increased by $207,572 or 18% when compared to fiscal 1994. This increase is primarily due to a large injection well project which commenced during the fourth quarter and is expected to continue through the second quarter of FY 1996. One customer accounted for 38% of Hydro 1995 gross revenues.

         Gross profit as a percentage of gross revenues declined from 34.9% in fiscal 1994 to 25.8% in fiscal 1995. Approximately 56% of this decrease in gross profit percentage is caused by the reduction in gross revenues resulting from the curtailment of the Florida UST program, combined with one-time charges to costs of gross revenues to write-down assets connected with this curtailment. Approximately 30% of the change was primarily caused by the increase in subcontracted work as a percentage of gross revenue due to an increase in remediation work at virtually all operations. Subcontracted work carries gross profit margins substantially less than professional services gross revenue generated by Company professionals. The balance of the change of 14% is mainly attributable to price competition on waste management and hydrogeological services, as well as a decrease in professional staff utilization. Staff utilization has been addressed through the restructuring program discussed in
Note 1(g) in the Notes to the Consolidated Financial Statements, a new marketing program and a new organizational structure.

         Operating expenses (selling, general and administrative expenses) decreased in fiscal 1995 by over $723,000 or 8.3% to $7.96 million compared to $8.68 million in 1994. This decrease was achieved despite a charge to expense in fiscal 1995 of approximately $265,000 for prior year's gross revenues which reflected the partial disallowance of a Company claim in a client's bankruptcy proceedings. (Reference is made to Note 9(f) in the Notes to the Consolidated Financial Statements). In addition, primarily due to the curtailment of the Florida UST program, the Company charged to expense in fiscal 1995 approximately $326,000 in restructuring expenses to provide for severance pay, office closing and rent expenses, and other related expenses. The Company has embarked on a cost control program which includes, among other things, a salary reduction program for senior management, and a salary freeze for all employees.

         Interest expense for fiscal 1995 was comparable to fiscal 1994 reflecting lower average amounts borrowed with a higher average interest rate. Other income, net, increased by $91,296 in fiscal 1995 when compared to fiscal 1994. This increase is mainly due to a favorable settlement of a claim related to collection on a disputed contract.

         The income tax benefit of $143,909 and $176,259 for fiscal 1995 and 1994, respectively, represents the net effect of tax losses generated or recognized in those respective fiscal years.

         Net loss for fiscal 1995 was $2,586,737 compared to net income for fiscal 1994 of $612,926 for a decrease of $3,199,663. This decrease includes a one-time credit to earnings in fiscal 1994 of $52,546 to reflect the impact of the change in accounting method for income taxes caused by the adoption at the beginning of fiscal 1994 of FASB 109, Accounting for Income Taxes. The balance of the decrease is due to the reduction in gross revenues and the one time charges to cost of revenues and operating expenses, as well as the economic conditions previously discussed.

         Fully diluted loss per share for fiscal 1995 was $.41 while for fiscal 1994 fully diluted earnings per share was $.02. For fiscal 1995 the per share amounts were based on weighted average shares outstanding of 6,361,708 while for fiscal 1994 it is based on 3,180,854 shares and the deduction from net income of $560,000 for preferred stock dividends. (Reference is made to Note 1(h) in the Notes to the Consolidated Financial Statements).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this Item is listed on page F-1 and is incorporated herein by reference.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                                                                           PAGE
                                                                           ----
CONSOLIDATED FINANCIAL STATEMENTS:
      Report of Independent Certified Public Accountants.................  F-2
      Consolidated Balance Sheets........................................  F-3
      Consolidated Statements of Income (Loss)...........................  F-4
      Consolidated Statements of Shareholders' Equity....................  F-5
      Consolidated Statements of Cash Flows..............................  F-6
      Notes to Consolidated Financial Statements.........................  F-8

Schedule:
      Report of Independent Certified Public Accountants................. F-22
      Schedule II - Valuation and Qualifying Accounts.................... F-23

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of ViroGroup, Inc.:

    We have audited the accompanying consolidated balance sheets of ViroGroup, Inc. (a Florida corporation) and subsidiaries as of August 31, 1995 and 1996, and the related consolidated statements of income (loss), shareholders' equity and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ViroGroup, Inc. and subsidiaries as of August 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Miami, Florida,
  October 17, 1996
  (except with respect to the matter
  discussed in Note 6(a), as to which
  the date is November 18, 1996).

                        VIROGROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            AUGUST 31, 1995 AND 1996


                           ASSETS                                  1995           1996
                                                               -----------    -----------
CURRENT ASSETS:
    Cash and cash equivalents...............................   $   104,793    $   191,001
    Accounts receivable, net of allowance for doubtful
     accounts of $635,561 in 1995 and $502,551 in 1996......     4,165,103      3,384,426
    Unbilled accounts receivable............................     1,683,764        717,946
    Prepaid income taxes....................................       155,800         26,840
    Prepaid expenses and other..............................       231,310        204,313
                                                               -----------    -----------
        Total current assets................................     6,340,770      4,524,526

AMOUNTS DUE FROM STATE AGENCY, net..........................     2,050,074      2,812,737
PROPERTY AND EQUIPMENT, net.................................       948,679        543,746
OTHER ASSETS................................................        71,430         35,261
                                                               -----------    -----------
                                                               $ 9,410,953    $ 7,916,270
                                                               ===========    ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable........................................   $ 1,450,985    $ 1,160,354
    Accrued liabilities.....................................     2,291,993      1,197,026
    Current maturities of long-term debt....................         9,791          --
    Current maturities of capitalized lease obligations.....        27,334          9,447
    Notes payable...........................................     1,089,705      2,491,429
                                                               -----------    -----------
        Total current liabilities...........................     4,869,808      4,858,256
                                                               -----------    -----------

LONG-TERM DEBT, net of current maturities...................        99,437          --
CAPITALIZED LEASE OBLIGATIONS, net of current maturities....         8,049          --

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 50,000,000 shares
    authorized, 0 shares of
     Series A Preferred Stock issued and outstanding,
     at August 31, 1995 and
     1996, respectively.....................................          --            --
    Common stock, $.01 par value, 50,000,000 shares
     authorized, 6,361,708 issued and
     outstanding at August 31, 1995 and 1996, respectively..        63,618         63,618
    Additional paid-in capital..............................    18,277,867     18,277,867
    Accumulated deficit.....................................   (13,907,826)   (15,283,471)
                                                               -----------    -----------
        Total shareholders' equity..........................     4,433,659      3,058,014
                                                               -----------    -----------
                                                               $ 9,410,953    $ 7,916,270
                                                               ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        VIROGROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               FOR THE YEARS ENDED AUGUST 31, 1994, 1995 AND 1996

                                                      1994           1995         1996
                                                  -----------    -----------  -----------
GROSS REVENUES..................................  $26,272,211    $21,478,007  $13,986,538
COST OF GROSS REVENUES..........................   17,090,139     15,927,619    9,420,106
                                                  -----------    -----------  -----------
    Gross Profit................................    9,182,072      5,550,388    4,566,432

OPERATING EXPENSES
    Selling, general and administrative
       expenses, including rentals to related
       party of $186,000 in 1994, 1995
       and 1996, respectively...................    8,684,789      7,961,732    5,438,135
    Restructuring charge........................       47,305        326,190      326,428
                                                  -----------    -----------  -----------
    Income (loss) from operations...............      449,978     (2,737,534)  (1,198,131)

OTHER INCOME (EXPENSE):
    Interest expense............................     (150,036)      (152,588)    (180,884)
    Interest income.............................       25,307          9,308        --
    Other, net..................................       58,872        150,168        3,370
                                                  -----------    -----------  -----------
    Income (loss) before income taxes and
       cumulative effect of a change in
       accounting principle.....................      384,121     (2,730,646)  (1,375,645)

BENEFIT FOR INCOME TAXES........................      176,259        143,909        --
                                                  -----------    -----------  -----------
    Income (loss) before cumulative effect of
       a change in accounting principle.........      560,380     (2,586,737)  (1,375,645)

CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGING
    THE METHOD OF ACCOUNTING FOR INCOME TAXES          52,546          --           --
                                                  -----------    -----------  -----------

    Net income (loss)...........................  $   612,926    $(2,586,737) $(1,375,645)
                                                  ===========    ===========  ===========

NET EARNINGS (LOSS) PER COMMON SHARE: (Note 1(h))
    Income (loss) before cumulative effect of
       accounting change........................  $     --       $       .51  $      (.22)
    Effect of accounting change.................          .02          --           --
                                                  -----------    -----------  -----------

    Net earnings (loss) per common share -
       Primary..................................  $       .02    $       .51  $      (.22)
                                                  ===========    ===========  ===========

    Net earnings (loss) per common share -
       Fully diluted............................  $       .02    $      (.41) $      (.22)
                                                  ===========    ===========  ===========

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING - Primary.......................    3,180,854      3,764,737    6,361,708
                                                  ===========    ===========  ===========
                  Fully diluted ................    3,180,854      6,361,708    6,361,708
                                                  ===========    ===========  ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        VIROGROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED AUGUST 31, 1994, 1995 AND 1996

                                                    PREFERRED STOCK       COMMON STOCK
                                                  -------------------  -------------------    ADDITIONAL
                                                   NUMBER OF           NUMBER OF               PAID-IN     (ACCUMULATED
                                                    SHARES     AMOUNT   SHARES     AMOUNT      CAPITAL        DEFICIT)
                                                  ---------   -------  ---------  -------    -----------   ------------
BALANCE, AUGUST 31, 1993.......................     800,000   $ 8,000  3,180,854  $31,809    $18,150,727   $(10,913,570)
Net income for the year........................        --        --        --        --           --            612,926
Dividends on preferred stock...................        --        --        --        --           --           (560,000)
                                                  ---------   -------  ---------  -------    -----------   ------------
BALANCE, August 31, 1994.......................     800,000     8,000  3,180,854   31,809     18,150,727    (10,860,644)
Conversion of preferred stock into common
    stock (Note 6).............................    (800,000)   (8,000) 3,180,854   31,809        127,140         --
Net loss for the year..........................        --        --        --        --           --         (2,586,737)
Dividends on preferred stock...................        --        --        --        --           --           (460,445)
                                                  ---------   -------  ---------  -------    -----------   ------------
BALANCE, August 31, 1995.......................        --        --    6,361,708   63,618     18,277,867    (13,907,826)
Net loss for the year..........................        --        --        --        --           --         (1,375,645)
                                                  ---------   -------  ---------  -------    -----------   ------------
BALANCE, August 31, 1996.......................        --     $  --    6,361,708  $63,618    $18,277,867   $(15,283,471)
                                                  =========   =======  =========  =======    ===========   ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        VIROGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED AUGUST 31, 1994, 1995 AND 1996

                                                         1994          1995          1996
                                                    -------------  -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)..........................     $     612,926  $(2,586,737)  $(1,375,645)
                                                    -------------  -----------   -----------
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating
      activities-
        Depreciation and amortization..........           552,423      617,822       387,687
        Provision for bad debts................            92,407      539,746        48,008
        Restructuring charge...................            47,305      326,190       326,428
        Loss on disposition of property and
         equipment.............................             4,263       34,950         9,378
        Cumulative effect of change in accounting
         principle.............................           (52,546)       --             --
        Discount on long-term receivables......              --        726,308        16,745
    Changes in assets and liabilities
      Decrease (increase) in-
        Accounts receivable and AMOUNTS due from
         state agency..........................           (36,446)     793,304       187,561
        Unbilled accounts receivable...........          (544,423)    (228,225)      731,518
        Prepaid expenses and other assets......           823,536      318,107       192,126
       Increase (decrease) in-
        Accounts payable.......................          (446,151)    (273,024)     (290,631)
        Accrued liabilities....................          (805,831)      82,568    (1,421,395)
        Deferred income taxes..................            17,856      (17,856)         --
                                                    -------------  -----------   -----------
        Total adjustments......................          (347,607)   2,919,890       187,425
                                                    -------------  -----------   -----------
        Net cash provided by (used in)
         operating activities..................           265,319      333,153    (1,188,220)
                                                    -------------  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment........          (270,831)    (121,433)      (41,415)
    Proceeds from sale of property and equipment           16,466       22,850        49,283
                                                    -------------  -----------   -----------
        Net cash provided by (used in)
         investing activities..................          (254,365)     (98,583)        7,868
                                                    -------------  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from current notes payable........       $16,426,775  $14,847,778   $ 9,448,098
    Repayment of notes payable.................       (15,640,207) (14,821,775)   (8,046,374)
    Repayment of long-term debt................           (67,111)     (15,243)     (109,228)
    Repayment of capitalized lease obligations            (75,080)     (57,142)      (25,936)
    Cash paid to issue common stock............              --        (29,497)         --
    Proceeds from long-term notes payable......              --         99,437          --
    Payment of preferred stock dividends.......          (560,000)    (280,000)         --
                                                    -------------  -----------   -----------
         Net cash provided by (used in)
          financing activities.................            84,377     (256,442)    1,266,560
                                                    -------------  -----------   -----------

                                   (Continued)

                        VIROGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED AUGUST 31, 1994, 1995 AND 1996

                                   (Continued)

                                                        1994           1995          1996
                                                     ---------      ----------    ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        95,331         (21,872)       86,208

CASH AND CASH EQUIVALENTS,
    Beginning of year..........................         31,334         126,665       104,793
                                                     ---------      ----------    ----------

CASH AND CASH EQUIVALENTS,
    End of year ...............................      $ 126,665      $  104,793    $  191,001
                                                     =========      ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
    Cash paid for-
      Income taxes.............................      $ 122,900      $   12,586    $   15,840
                                                     =========      ==========    ==========
      Interest ................................      $ 138,209      $   88,667    $  164,345
                                                     =========      ==========    ==========

    As described in Note 6(a), in 1995 all the outstanding shares of Series A Preferred Stock were converted into common stock, resulting in the issuance of an additional 3,180,854 common shares.

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                       VIROGROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AUGUST 31, 1994, 1995 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        (a)  Principles of Consolidation-

        The accompanying consolidated financial statements include the accounts of ViroGroup, Inc. (the Company) and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

        (b)  Business-

        Primarily within the southeastern region of the United States, the Company provides a wide range of environmental services to assess and remediate groundwater and soil contamination, to design and monitor solid waste landfills, to protect air quality, to assure regulatory compliance and to develop groundwater resources.

        (c)  Property and Equipment-

        Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the following estimated useful lives:

        Office furniture and equipment          5 to 7 years
        Technical equipment                     5 years
        Vehicles                                3 to 5 years
        Leasehold improvements                  5 years

        (d)  Income Taxes-

        The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. With the beginning of fiscal year 1994, September 1, 1993, the Company adopted the new standard for accounting for income taxes, Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Prior to this date, deferred taxes were computed in accordance with APB Opinion No. 11, "Accounting for Income Taxes," which computed deferred amounts based upon timing differences in recognition of income and expense for financial reporting and for income tax purposes. Effective with the adoption of SFAS No. 109, the Company applies an asset and liability approach to compute deferred tax assets and liabilities with respect to the expected future tax consequence of events recognized in the consolidated financial statements and tax returns. As permitted under SFAS No. 109, the Company has elected not to restate prior periods' consolidated financial statements, and therefore, has recorded the cumulative effect on prior years of changing the method of accounting for income taxes in the accompanying statement of income for the year ended August 31, 1994.

        Deferred income taxes, net of valuation allowances, are recorded due to temporary differences between financial statement and income tax reporting, principally related to accelerated depreciation methods used for income tax reporting purposes and expenses which will be deductible in future periods when paid or realized.

                       VIROGROUP, INC. AND SUBSIDIARIES

                        AUGUST 31, 1994, 1995 AND 1996

        (e)  Cash Equivalents-

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

        (f)  Revenues and Expenses-

        Revenues and expenses are recognized as services are provided and the related costs are incurred. Unbilled revenues are recognized as earned on the percentage of completion method. Extent of progress toward completion is measured based on actual labor and other costs incurred. Billings are made on a periodic basis as arranged. Customers generally arrange with the Company to provide professional services under either fixed fee or "time and materials" contracts. Occasionally, the amount of unbilled revenues, when combined with previously billed revenues, may exceed the original fixed fee or "not to exceed" limit specified in the contract. The Company evaluates such contracts on a case-by-case basis and estimates unbilled revenues to the extent that the Company deems ultimate billing and collection probable. Any differences between these estimates and the amounts ultimately billed and collected are recognized as an adjustment to revenues in the period in which these differences become known.

        (g)  Restructuring Charge-

        Primarily due to the May, 1996 law enacted relating to Florida UST Program (Reference is made to Note 9(e)) and a continued decline in forecasted landfill design work, as well as general market conditions, the Company in May, 1996 implemented the third phase of its restructuring program.

        In May, 1996 the Company closed under-performing offices in Bakersfield, California, New Orleans, Louisiana and Miami, Florida, and downsized the staff by 38. These actions resulted in a one-time restructuring charge to Operating Expenses totaling $326,428. Of this amount, approximately $234,000 is for employee severance pay while approximately $92,000 is primarily for lease expenses as well as other associated expenses of the closed offices. The restructuring charges remaining to be paid and included in accrued liabilities in the accompanying consolidated balance sheet at August 31, 1996 is $174,072. This balance is estimated to be paid as follows: $144,072 in fiscal 1997 and $30,000 in fiscal 1998.

        The Company believes the balance of the accrued restructuring charges at August 31, 1996 of $174,072 is adequate to absorb the remaining estimated charges.

        Primarily due to the curtailment of the Florida UST program (Reference is made to Note 9(e)) in March, 1995, the Company in April 1995, embarked on a restructuring plan which was charged to Operating Expenses. Among other things, this restructuring plan encompassed consolidating the Palm Beach Gardens, Florida office into the Miami,Florida operations and the Orlando, Florida office into the Tampa, Florida operations, as well as closing the Houston, Texas office. These offices were closed during the third and fourth quarters of fiscal year 1995. The plan comprised a staffing reduction of 41 people. During fiscal year 1995, the Company accrued a provision of $326,190 for the estimated cost of this reorganization plan which was charged to Operating expenses. Of this amount, $183,190 was to provide for employee severance pay, $133,000 was to provide for rent on closed offices and $10,000 was to provide for other related expenses.

                       VIROGROUP, INC. AND SUBSIDIARIES

                        AUGUST 31, 1994, 1995 AND 1996

The balance of the accrued restructuring charge included in accrued liabilities listed in the accompanying consolidated balance sheet at August 31, 1995 is $257,146.

        (h)  Earnings (loss) Per Share-

        Earnings (loss) per share is calculated by dividing net income (loss) attributed to common shareholders (net income less applicable preferred stock dividends) by the weighted average number of common shares and common share equivalents outstanding during the period. Preferred stock dividend requirements were $560,000, $460,445 and $0 for fiscal years 1994, 1995 and 1996, respectively. Common share equivalents are calculated using the "treasury stock method" and include the number of shares issuable on exercise of outstanding options and warrants (only if the exercise prices are below the average quoted market prices of the Company's common stock) less the number of shares that could have been purchased with the proceeds from the exercise of the options and warrants, based on the average quoted market price of the Company's common stock during the periods. Common stock equivalents are not considered for periods in which there is a loss, as their impact would be anti-dilutive. Primary and fully diluted earnings (loss) per share are the same for fiscal years 1994 and 1996, while due to the preferred stock conversion and the resulting issuance of additional shares of common stock (Reference is made to Note 6 (a)), primary earnings and fully diluted loss per share (using the "if converted method") are different in fiscal year 1995 and were calculated as follows:

        PRIMARY EARNINGS PER SHARE:
        Net loss for the year ended
          August 31, 1995                       $(2,586,737)
        Preferred stock dividend
          requirements to June 26, 1995            (460,445)
        Add gain on conversion of
          preferred stock (Note 6(a))             4,970,096
                                                -----------
        Net income attributable to
          common shareholders                   $ 1,992,914
                                                ===========

        Divided by weighted average
          shares outstanding                      3,764,737
                                                ===========

        Primary Earnings Per Share              $       .51
                                                ===========

        FULLY DILUTED LOSS PER SHARE:
        Net loss for the year ended
          August 31, 1995                       $(2,586,737)
                                                ===========
        Divided by weighted average
          shares outstanding                      6,361,708
                                                ===========

        Fully Diluted Loss Per Share            $      (.41)
                                                 ==========

        (i)  Fair Value of Financial Instruments-

        The carrying amount of accounts receivable, unbilled accounts receivable, amounts due from state agency, long-term debt and notes payable are recorded at cost or adjusted cost which approximates fair value as of August 31, 1996.

                       VIROGROUP, INC. AND SUBSIDIARIES

                        AUGUST 31, 1994, 1995 AND 1996

        (j)  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)     PROPERTY AND EQUIPMENT:

        Property and equipment consisted of the following at August 31, 1995 and 1996:
                                                    1995               1996
                                                -----------        -----------

        Office furniture and equipment          $ 1,373,308        $ 1,246,158
        Technical equipment                         729,176            722,452
        Vehicles                                    551,310            395,946
        Leasehold improvements                      196,311            184,701
                                                -----------        -----------
                                                  2,850,105          2,549,257
        Less Accumulated depreciation and
          amortization                           (1,901,426)        (2,005,511)
                                                -----------        -----------

                                                $   948,679        $   543,746
                                                ===========        ===========

        Property and equipment under capitalized lease obligations (Reference is made to Note 5) included in property and equipment consisted of the following at August 31, 1995 and 1996:
                                                    1995               1996
                                                 ----------         ----------

        Capitalized cost                         $  192,556         $   51,784
        Less Accumulated depreciation and
          amortization                             (123,665)           (39,718)
                                                 ----------         ----------

                                                 $   68,891         $   12,066
                                                 ==========         ==========

(3)     INCOME TAXES:

        With the beginning of fiscal year 1994, September 1, 1993, the Company adopted the new standard for accounting for income taxes, SFAS No. 109. (Reference is made to Note 1(d)).

        The components of the net deferred tax asset (liability) as of August 31, 1995 and 1996 are as follows:

                                                DEFERRED TAX ASSET (LIABILITY)
                                                ------------------------------
CURRENT:                                           1995               1996
                                                ----------        ------------
Allowance for bad debts                         $  256,083        $    181,252

LONG-TERM:
Excess of tax over book depreciation              (166,173)           (121,283)
Accrued restructuring charge                        57,317              63,271
Discount on accounts receivable                    246,945             246,945
State net operating loss carryforwards             246,270             268,524
Federal net operating loss carryforwards           314,275             746,374
Less valuation allowance                          (954,717)         (1,385,083)
                                               -----------        ------------
                                               $     --           $      --
                                               ===========        ============

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1994, 1995 AND 1996

        The Company has provided a valuation allowance against 100% of the deferred tax asset that results from federal and state net operating loss carryforwards due to the lack of availability of federal and state taxable income within the carryback period, if any, available under the federal and state tax laws and the inability to determine the likelihood that future federal and state taxable income will be sufficient to utilize the deferred tax asset. State net operating loss carryforwards of approximately $4,751,000 expire between 1998 and 2009. Federal net operating loss carryforwards of approximately $2,195,000 expire in 2001.

        As of September 1, 1993 (the date of adoption of SFAS No. 109), the Company recorded a deferred tax asset and corresponding valuation allowance due to uncertainties surrounding the availability of taxable income within the carryback period under the tax laws and the likelihood that future taxable income would be sufficient to utilize the deferred tax asset. Subsequent to the filing of its federal and state income tax returns for the year ended August 31, 1993, including the carryback of losses to prior years, and determination of the results of operations for the year ended August 31, 1994, a substantial portion of the deferred tax assets for which the valuation allowance was provided were realized. As indicated below, the deferred provision for income taxes for the year ended August 31, 1994, includes a reversal of a portion of the valuation allowance established as of September 1, 1993.

        A reconciliation of the statutory federal income tax rate and the effective tax rates as a percentage of pre-tax income (loss) are as follows for the years ended August 31, 1994, 1995, and 1996:

                                                 1994        1995        1996
                                                ------      ------      -----

        Statutory rate                           34.0%      (34.0)%     (34.0)%
        Establishment (reversal) of valuation
          allowance                             (83.1)       14.3        30.7
        Limitation on realization of loss
          carryforwards                           --         13.5         --
        Nondeductible expenses                    3.2          .9         3.3
                                                -----       -----       -----

        Effective rate                          (45.9)%      (5.3)%       0.0%
                                                =====       =====       =====

        The components of the benefit for income taxes consisted of the following for the years ended August 31, 1994, 1995, and 1996:

                                                   1994        1995       1996
                                                ---------    --------    ------
        Current:
          Federal                               $(194,115)  $(126,053)   $ --
          State                                     --          --         --
                                                ---------   ---------    ------
                                                 (194,115)   (126,053)     --
        Deferred                                   17,856     (17,856)     --
                                                ---------   ---------    ------
                                                $(176,259)  $(143,909)   $ --
                                                =========   =========    ======

(4)     NOTES PAYABLE:

        Notes payable at August 31, 1996, consisted of advances against a $3.0 million line of credit. Under this line of credit, the Company may borrow up to $3.0 million at an interest rate of prime (8.25% at August 31, 1996) less .25%.

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1994, 1995 AND 1996

Laidlaw, Inc., in lieu of its commitment to provide up to $3.0 million in debt financing to the Company pursuant to the terms of the preferred stock conversion agreement of June 26, 1995 (Reference is made to Note 6(a)), caused a letter of credit to be issued to collateralize the $3.0 million note. Substantially all of the Company's assets secure this obligation to Laidlaw in the event of a draw upon the letter of credit. The line of credit expires January 20, 1997 and the letter of credit expires February 20, 1997. At the letter's expiration, Laidlaw has stated it will comply with the terms of the preferred stock conversion agreement whereby an affiliate will make available to the Company for a three-year period from June 26, 1995 up to $3.0 million in financing with advances thereunder carrying an interest rate equal to that available to the Company from alternative sources with the principal and interest to be paid in equal quarterly installments over a three-year period commencing with the line of credit expiration, or in lieu thereof, cause to be issued under similar terms as the present letter, a new letter of credit of up to $3.0 million to secure the Company's borrowings.

        Notes payable at August 31, 1995, consisted of advances against a $4.0 million line of credit. Advances under this line of credit were collateralized by substantially all of the Company's assets and bore an interest rate of prime (8.75% at August 31, 1995) plus 1.5%. The line of credit expired February 20, 1996.

(5)     LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS:

        Long-term debt (net of current portion) at August 31, 1995 consisted of amounts financed under the Company's revolving credit facility to finance the amounts due from the State of Florida UST Program. This $2.0 million facility expired January 31, 1996 and was not renewed due to availability of lower cost alternative financing (Reference is made to Note 9(e)). As of August 31, 1996 the Company has no liabilities, contingent or otherwise, relative to amounts financed through this facility.

        Capitalized lease obligations at August 31, 1995 and 1996, consisted of various lease agreements maturing in fiscal 1997, repayable in aggregate monthly lease payments of $1,158, discounted at interest rates ranging between 6% and 11% per annum.

        These capitalized lease obligations will be repaid as follows:

        FISCAL YEAR ENDING                      MINIMUM ANNUAL
             AUGUST 31                          LEASE PAYMENTS
        ------------------                      --------------
        1997                                        $ 9,842

        Less amount representing interest              (395)
                                                    -------
        Total                                       $ 9,447
                                                    =======

(6)     SHAREHOLDERS' EQUITY:

        (a) Common and Preferred Stock-

        In March 1993, the Company amended its Articles of Incorporation to create a Series A Preferred Stock. The Series A Preferred Stock had a stated liquidation value of $10 per share and required redemption on March 5, 2003, in

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1994, 1995 AND 1996

either cash or common stock, at the Company's option. The shares bore cumulative per share dividends of $.70 per year, payable quarterly. The Preferred Stockholders had the right to elect two directors to the Company's Board of Directors, and the right to elect a majority of the directors in the event that payment of the Preferred Stock dividends was in default for two quarters. In addition, the prior consent of the Preferred Stockholders was required, among other things, in order for the Company to repurchase any shares of common stock or to pay any dividends on its common stock in excess of 20% of the Company's net income for the preceding four fiscal year quarters.

        On March 5, 1993, the Company sold 200,000 shares of Series A Preferred Stock to Bryson Industrial Services, Inc., a wholly owned subsidiary of Laidlaw Environmental Services, Inc., a wholly owned subsidiary of Laidlaw, Inc. for $2,000,000. The Company agreed with Bryson to use the cash proceeds for future acquisitions.

        On March 5, 1993, the Company acquired Environics, a Tennessee corporation, by merger of Environics into a wholly owned subsidiary of the Company. Upon effectiveness of the merger, OSCO, the sole shareholder of Environics, received 600,000 shares of the Company's Series A Preferred Stock, which were valued by the Company and OSCO at $10.00 per share. OSCO is also a wholly owned subsidiary of Laidlaw Environmental Services, Inc., a wholly owned subsidiary of Laidlaw, Inc.

        On June 26, 1995, all holders of the 800,000 shares of Series A Preferred Stock agreed to amend the conversion rate and surrender their holdings for conversion into 50% of the Company's common equity which would be held for at least two years. This resulted in the issuance to a Laidlaw affiliate of 3,180,854 shares of the Company's $.01 par value common stock. Also, the agreement, among other things, canceled the previous preferred shareholder rights provisions and provides should Laidlaw sell or transfer the common stock received under the agreement at any time between two and six years after issuance, shareholders of other outstanding common shares will be granted the right to participate in any such transaction on the same basis, terms and conditions. Further, Laidlaw waived accrued but unpaid dividends at June 26, 1995, of $180,445.

        Due to the amended conversion rate, for earnings per share calculation purposes, the Company realized in fiscal 1995 an equity gain on the conversion totaling $4,970,096. This gain was calculated as the difference between the carrying value of the preferred stock ($8,000,000) plus accrued dividends and the quoted market value of the common stock issued upon conversion, less issuance cost.

        On November 18, 1996 the Company's Board of Directors approved for submission to the vote of the common shareholders at the Company's 1997 Annual Shareholders' Meeting the proposal to effectuate a one-for-eight reverse common stock split.

        (b) Options and Warrants-

        In May 1991, the Company's Board of Directors adopted the 1991 Long-Term Incentive Plan (the "Incentive Plan") which permits the granting of stock options, stock appreciation rights and other awards. The Board has reserved 300,000 shares of unissued common stock under the Incentive Plan. The Incentive

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1994, 1995 AND 1996

Plan is administered by the Compensation Committee of the Board of Directors which is authorized to determine, from time to time, the term, exercise price, settlement terms, forfeiture provisions and other terms and conditions of each of the types of awards. The following table sets forth the status of the Incentive Plan at August 31, 1996:

                                                   NUMBER OF       NUMBER
                                      NUMBER OF    SHARES OF     OF SHARES
                    EXERCISE          SHARES OF      COMMON       OF COMMON       SHARES
                     PRICE          COMMON STOCK     STOCK         STOCK           OUT-
DATE OF GRANT       PER SHARE         GRANTED      EXERCISED      FORFEITED      STANDING
-------------       ---------       ------------   ---------     ----------      --------
December 1991        $7.00             154,250       (850)        (143,050)       10,350
June 1992             9.00              49,000                     (42,000)        7,000
March 1993            8.75              80,500                     (48,000)       32,500
August 1993           4.00               2,000                                     2,000
December 1993         2.50              48,000                     (48,000)            0
October 1994          1.75              10,000                                    10,000
November 1994         1.50              35,000                                    35,000
July 1995             1.00               2,500                      (2,500)            0
July 1995              .94               2,500                      (2,500)            0
January 1996           .56              54,000                                    54,000
                                       -------       -------      --------       -------
Balance
August 31,                             437,750       (850)        (286,050)      150,850
1996                                   =======       ====         ========       =======


        Except for the options granted in January, 1996 and November, 1994 the options are exercisable at the rate of 20% per annum, beginning on the first anniversary of the date of grant and expire on the earlier of the employee's termination date or ten years from grant date. Forfeited shares are available for regranting.

        In January 1996, the Company's Chief Executive Officer and Chief Operating Officer were granted options to purchase 30,000 and 24,000 shares of common stock, respectively, at $.56 per share, the fair market value on the date of grant. These options are exercisable immediately and remain exercisable until the termination date of 5 years from the date of grant.

        On November 1, 1994, the Company's Chief Executive Officer was granted an option to purchase 35,000 shares of common stock at $1.50 per share, the fair market value on the date of grant. These options become exercisable at the rate of 12 2/3% per annum beginning on the first anniversary of the date of grant. The options expire 10 years from the date of grant.

        In February, 1995 the Company adopted the Non-Employee Director Stock Option Plan providing for the purchase of up to 60,000 shares of the Company's common stock by non-employee members of the Board of Directors. The plan provides for the grant of an option to purchase of up to 1,500 common shares annually per director at the fair market price per share on the grant date, and is exercisable six months following the grant date. To the extent not earlier exercised, the option terminates the earlier of three months after the date the optionee ceases to serve as a director, one year after the date the optionee ceases to be a director by reason of death, optionee ceases to be a director by

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1994, 1995 AND 1996

reason of removal for cause or five years from the date of grant. As of August 31, 1996 there are options to purchase 9,000 common shares outstanding and no options had been exercised. The exercise prices for these shares are $.56 and $1.48 per share for 4,500 shares each. The three directors nominated by Laidlaw have waived their participation in this program.

        In December, 1994, the Company granted to a former Chairman of the Board, an option to purchase 5,000 common shares at a purchase price per share of $1.48, the fair market value on the grant date. The option was fully exercisable as of the grant date. To the extent not earlier exercised, the option terminates ten years from the grant date.

        In February 1994, the Company entered into a Revolving Reimbursement Facility with a limited liability corporation whereby the corporation will provide up to a maximum of $2,000,000 in customer financing. (Reference is made to Note 5). Relative to this agreement the Company granted the corporation a warrant to purchase 60,000 shares of voting common stock which can be exercised at any time and in any amount to January 31, 1999 at a price of $3.58 per share, the fair market value on the date of grant. As of August 31, 1996, no purchases relative to this warrant were made.

        In connection with its initial public offering completed in December 1991, the Company sold, for nominal consideration, warrants to its underwriters to purchase 120,000 shares of common stock, exercisable beginning in December 1992, at exercise prices that increase annually and range between $8.40 and $14.00, expiring in December 1996. As of August 31, 1996, no purchases relative to these warrants had been made.

        In December 1991, the Company issued a warrant to its public relations firm as compensation for future services. The warrant expires on December 27, 1996 and grants the right to purchase 25,000 shares at $8.00 per share and 25,000 additional shares at $7.00 per share, the market value of the Company's common stock on the date of grant. As of August 31, 1996, no purchases relative to these warrants were made.

        Total shares reserved for issuance under the options and warrants referred to above aggregated 594,150 as of August 31, 1996. All options and warrants outstanding as of August 31, 1996 were 394,850.

(7)     RELATED-PARTY TRANSACTIONS:

        ETE (now known as ViroGroup of South Carolina, Inc.), a wholly owned subsidiary of the Company, leases property from an entity controlled by certain of its former shareholders. The lease expires in November 1997 and contains two one-year renewal options. Total rentals earned by this related-party lessor amounted to $186,000 during each of the years ended August 31, 1994, 1995 and 1996. (See Note 9(f) for other related party transactions.)

(8)     EMPLOYEE BENEFIT PLANS:

        The Company has a defined contribution profit sharing plan for the benefit of its eligible employees. Eligibility is determined by specified minimum periods of service and attainment of minimum age requirements. The employer contribution is determined annually by the Board of Directors and involves no

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1994, 1995 AND 1996

unfunded past service costs. No contributions were authorized by the Board of Directors for the years ended August 31, 1994, 1995 and 1996.

        Employees can also contribute, to the plan on a tax-deferred or non-tax deferred basis, specified percentages of their compensation as defined. The Company will match the employee contributions up to 2% of total compensation. Employee contributions become fully vested immediately. Employer contributions vest at the rate of 20% per annum, beginning after the first year of service (as defined), so that an employee becomes fully vested after six full years of service. Forfeitures of nonvested employer contributions are utilized to reduce required employer contributions and expenses. Contributions to the plan charged to expense amounted to $81,313, $134,704 and $49,925 during the years ended August 31, 1994, 1995 and 1996, respectively.

(9)     COMMITMENTS AND CONTINGENCIES:

        (a) Operating leases-

        The Company leases facilities and equipment from related (Reference is made to Note 7) and unrelated parties under operating leases expiring between 1997 and 2001. Minimum annual lease payments are as follows:

                                            MINIMUM ANNUAL LEASE PAYMENTS
                                            -----------------------------
        FISCAL YEAR                              RELATED    UNRELATED
        ENDING AUGUST 31,                        PARTIES     PARTIES
        -----------------                       --------    ----------
        1997                                    $186,000      $431,052
        1998                                      31,000       368,003
        1999                                       --          266,234
        2000                                       --          251,887
        2001                                       --          195,237
        2002                                       --           76,047
                                                --------    ----------
                                                $217,000    $1,588,460
                                                ========    ==========

         Rent expense under all operating leases (Reference is made to Note 7) amounted to $1,053,652, $986,700 and $679,036 during the years ended August 31, 1994, 1995 and 1996, respectively.

         (b) Potential liability for environmental contamination -

         The Company's environmental services present risks of substantial liability for environmental contamination. Certain of the Company's remediation activities also entail risks of personal injury and property damage. Although the potential liability of the Company is significant, no material claim has ever been asserted against the Company, and the Company is not aware of any basis for such a claim. Therefore, no liability for any such claims is reflected in the accompanying consolidated financial statements.

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1994, 1995 AND 1996

         (c) Insurance-

         Since July 1993, the Company has maintained certain professional liability insurance policies with an insurance carrier. To the best of the Company's knowledge, there are no outstanding professional liability claims.

         (d)  Litigation, claims and assessments-

         In February, 1996 a civil action was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida, against the Company as a Third-Party Defendant. The Complaint against the Company as an environmental contractor alleges breach of contract, breach of implied warranty, environmental malpractice, common law indemnification, statutory contribution and common law contribution. This Third-Party Complaint was filed by a Client in response to a Complaint filed by the Department of Environmental Protection (DEP) State of Florida which alleges overpayments made by the DEP to the Client due to purported fraud with regard to the Client's submission of an environmental reimbursement application. The amount sought by the DEP against the Client is $240,000, exclusive of interest and costs.

         The Client has asserted various factual and legal defenses in response to the DEP's Complaint, including, but not limited to, a viable statute of limitations defense. Based on the viability of such defenses, the Client's and the Company's agreement to jointly cooperate in defending what the Company and the Client believe to be an unfounded claim from the DEP, the Client and the Company entered into an agreement in May, 1996. Pursuant to the agreement in consideration of the Client dismissing its Third-Party Complaint against the Company without prejudice, all claims and defenses between the Client and the Company have been tolled for an unspecified period of time with a reciprocal right to terminate the agreement upon ten (10) days written notice provided by either party. The Third-Party Complaint against the Company was dismissed, without prejudice on May 30, 1996. Based on the foregoing, this matter will most likely stay in abeyance until a final determination is made by the Court on DEP's claims against the Client.

         In May 1996, the Company settled all its remaining claims deriving from Sunshine Jr. Stores, Inc. bankruptcy in 1992. These claims totaling approximately $270,000 and included in accounts receivable in the accompanying balance sheet at August 31, 1995, were settled for approximately $237,000 resulting in a charge to the allowance for doubtful accounts in fiscal 1996 of approximately $33,000. In addition, the parties agreed to mutually cooperate to ensure the timely filing of mutually incurred cost in related claim applications to be reimbursed by the State of Florida UST program.

         In August 1993, a civil action was filed in Hamblen County Chancery Court of the Third District of Tennessee against the Company and Galen of Tennessee, Inc., seeking compensatory and punitive damages of approximately $1,140,000 in regards to an asbestos abatement project. In December 1993, the Court dismissed the lawsuit. The parties are now compelled to submit to arbitration in the maximum amount of $140,000. The plaintiff has not made any demand for arbitration. The Company believes that this action is without merit and intends to vigorously defend itself.

         The Company is not subject to any other material legal proceedings. From time to time, the Company is involved in other routine litigation, claims and

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1994, 1995 AND 1996

assessments incidental to its business. The Company does not believe that the ultimate resolution of any of the above described matters would have a material adverse impact on the accompanying consolidated financial statements.

         (e) Florida Underground Petroleum Storage Tank (UST) Reimbursement Program, Amounts Due from State Agency and the Concentration of Credit Risk.

         During fiscal 1994, the Company aggressively expanded its participation in the State of Florida financed programs to provide environmental services to evaluate, assess and remediate contaminated underground petroleum storage tank sites. Through its Inland Protection Trust Fund, the State of Florida reimburses certain costs to clean up eligible contaminated sites. At August 31, 1994, the Company's backlog related to this program was approximately $21 million. For fiscal 1995, this program accounted for 12% of consolidated gross revenues and 21% of Florida operations' gross revenues, and the backlog was $500,000. For fiscal 1996, this program accounted for 2% of consolidated revenues and 8% of Florida operations' gross revenues and the backlog was $0.

         Primarily due to an estimated unfunded $450 million backlog and annual tax revenues of only $100 million, in March 1995 new legislation directed the Florida Department of Environmental Protection to cease processing, with certain limited exceptions, applications for reimbursement of costs to clean up UST sites eligible for state funds. The impact of this new law on the industry in Florida was substantial, requiring major reductions in employment levels and requiring firms that operate under the Florida program to finance activities pending a lengthened reimbursement process. Partially as a result of this program change, as well as to improve customer service and staff utilization, two Florida offices were closed in fiscal 1995 and one office in fiscal 1996, as well as personnel reductions occurred in other Florida offices. (Reference is made to Note 1(g).)

         Prior to this new law, payments from the State were normally received within twelve months of application submission. Based upon the 1995 legislation it then appeared it could take up to five years to receive payment for previously completed work. As a result, in the consolidated balance sheet at August 31, 1995 the Company reclassified $2.05 million (net of discount of $727,000) due from the State from current assets to non-current assets and are included as Amounts Due from State Agency, net in the accompanying consolidated balance sheet. The discount of $727,000 reduced 1995 gross revenues and reflected the fact the related long-term receivables were then non-interest bearing. This discount was to be accreted to interest income over the estimated two to five year payment period of the related amounts.

         In May, 1996 a new law (The 1996 Act) was passed which implemented significant changes to the reimbursement program and addressed the estimated $450 million backlog of unpaid claims. This 1996 Act provides for the elimination of the reimbursement program effective August 1, 1996 and requires all reimbursement applications to be submitted by December 31, 1996. Also, The 1996 Act creates a non-profit public benefit corporation, which is expected to be operational by the Spring of 1997, to finance the unpaid backlog. This non-profit corporation is charged with financing the estimated unpaid $450 million backlog with certificates of indebtedness. Payment of claims will be on a first-come, first-served methodology based on application filing date and an assumed annual funding rate of $100 million. Claims paid will be subject to a 3.5% annual discount in consideration for the anticipated accelerated payment as compared to the previously expected period of 4 to 5 years. The Company estimates the State will

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1994, 1995 AND 1996

not make significant payments under the program until the fourth quarter of fiscal 1997 to the second quarter of fiscal 1998.

         Due to the State's cancellation of the 1995 law and other prior law relating to the program, and the provisions of The 1996 Act, the discounts recorded in fiscal 1995 will not be accreted to interest income. However, these previously recorded discounts approximate the valuation allowance required on these amounts to reflect the state mandated discount and potential denied cost. As of August 31, 1996 the Company had approximately $3.7 million in amounts due from the state including $3.1 million in applications to be filed prior to December 31, 1996. Total amounts subject to state denied costs and discounts, including amounts already filed, at August 31, 1996 were approximately $3.9 million. The Company has provided a valuation allowance for the expected state mandated discounts and denied costs. At August 31, 1996 the allowances total $931,665 with $889,937 applied as a valuation allowance to the amounts due resulting in a net amount of $2,812,737 shown as the Amounts Due from State Agency, net in the accompanying consolidated balance sheet at August 31, 1996 and $41,728 which is included as an accrued liability in this consolidated balance sheet at August 31, 1996 to reflect the Company's liability to pay discounts and denied costs on receivables financed by third-parties. The Company expects the State to pay these amounts within the next 16 months. During fiscal 1996 this program generated approximately $335,000 in gross revenues and about $17,000 was charged against gross revenues to provide for the denied cost. Company backlog related to this program at August 31, 1996 was $0.

         Of the approximately $3.1 million in unfiled reimbursement applications at August 31, 1996, the Company expects to finance approximately $2.9 million with third-parties meaning the Company will receive the cash from the financing entity upon application filing thus not waiting the expected one year to 16 months to be paid by the State. The cost of borrowing from these third-parties is less than the cost of borrowing through the Company's revolving credit line.

         Specifically, the Company has entered into several arrangements to finance substantially all the claims to be filed with the State for reimbursements. Generally, these arrangements require the Company to pay a 3 - 4 % prepaid interest fee at the time the financing entity pays the Company. This is a non-refundable fee to cover administrative costs and interest costs for up to the first nine months. If the State has not paid the financing entity within the first nine months, the interest costs are .6875% per month for each month, thereafter. In addition, the Company must place 13% of the amounts financed in an interest bearing escrow account to provide for potential state denied costs and state mandated interest discount. The interest earned on the escrowed amounts accrue to the Company's benefit and will be recorded as interest income in the period earned. The Company expects it could have as much as a $232,000 liability to the financing entity in excess of the amounts escrowed. The Company expects to have sufficient funds to pay this unfunded liability.

         At August 31, 1996, the Company has financed approximately $199,000 of the amounts due from the State agency, and has recorded in prepaid and other assets in the accompanying consolidated balance sheet escrowed amounts of $15,722. The interest portion of these amounts will be amortized to interest expense over the next nine months.

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1994, 1995 AND 1996

         In an improbable worst-case scenario where the State of Florida terminates the program without paying any amounts due, the Company as of August 31, 1996 would have to write-off net amounts due of approximately $2,812,737 and reimburse amounts previously financed of approximately $199,000.

         (f)  Segment information-

         The Company operates in one industry segment, as contemplated by Financial Accounting Standards Board Statement No. 14. Laidlaw and its affiliates accounted for approximately 22%, 21% and 20% of consolidated gross revenues for the years ended August 31, 1994, 1995, and 1996, respectively. Included in accounts receivable, net in the accompanying consolidated balance sheets as of August 31, 1995 and 1996 are amounts due from Laidlaw and its affiliates of $1,144,208 and $432,700, respectively. A Laidlaw affiliate owns 50% of the Company's outstanding common stock and three officers of Laidlaw affiliates became Directors of the Company on August 28, 1995. From March 5, 1993 to August 27, 1995 two officers of Laidlaw affiliates were directors.

         Consolidated gross revenues included 12% and 2% for the years ended August 31, 1995 and 1996, respectively, related directly or indirectly from the Florida UST program. Amounts due from the State of Florida UST program and included in Amounts Due from State Agency, net in the accompanying consolidated balance sheet at August 31, 1995 and 1996 are $2,050,074 and $2,812,737
respectively.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of ViroGroup, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of ViroGroup, Inc. and subsidiaries as of August 31, 1995 and 1996, and for each of the three years in the period ended August 31, 1996, included in this Form 10-K, and have issued our report thereon dated October 17, 1996 (except with respect to the matter discussed in Note 6(a), as to which the date is November 18, 1996). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule on Page F-1 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,
  October 17, 1996

                        VIROGROUP, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED AUGUST 31, 1994, 1995, AND 1996


  FOR THE                                              BALANCE AT         CHARGED TO                                      BALANCE AT
 YEAR ENDED                                           BEGINNING OF         COSTS AND                                        END OF
 AUGUST 31,   DESCRIPTION                                PERIOD            EXPENSES       DEDUCTIONS         OTHER          PERIOD
 ----------   -----------                             ------------        ----------      ----------       ---------      ----------
    1994      Allowance for Doubtful Accounts           $685,247           $ 92,407       $386,545(1)      $    --         $391,109
                                                        ========           ========       ========         =========       ========

    1995      Allowance for Doubtful Accounts           $391,109           $539,746       $295,294(1)      $    --         $635,561
                                                        ========           ========       ========         =========       ========

              Allowance for Discounts and
              Denied Costs                              $  --              $726,308(2)    $  --            $    --         $726,308
                                                        ========           ========       ========         =========       ========

    1996      Allowance for Doubtful Accounts           $635,561           $ 48,008       $62,721(1)       $(118,297)(3)   $502,551
                                                        ========           ========       ========         =========       ========

              Allowance for Discounts and
              Denied Costs                              $726,308           $ 16,745(2)    $  --            $ 146,884(4)    $889,937
                                                        ========           ========       ========         =========       ========

------------
(1)  Represents net accounts written off.
(2)  Represents a reduction in gross revenues.
(3)  Represents a transfer to the Allowance for Discounts and Denied Costs.
(4) Represents amounts transferred from Allowance for Doubtful Accounts of $118,297 plus allowance transferred from unbilled receivables at August 31, 1995 of $48,665 less amount transferred to accrued liabilities of $20,078.

                                      F-23

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and positions of all executive officers of the Company as of November 1, 1996 are listed below, followed by a brief account of their business experience during the past five years. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was elected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on his or her ability or integrity.

        NAME                      AGE                     POSITION
        ----                      ---                     --------

Sylvester O. Ogden                 61             Chairman of the Board, CEO
                                                  and President

Charles S. Higgins, Jr.            48             Executive Vice President

Larry K. Holland                   48             Executive Vice President

Lloyd E. Horvath                   46             Executive Vice President

Thomas H. O'Donnell                46             Executive Vice President

Larry D. Ackerly                   50             Vice President and Chief
                                                  Financial Officer


         Sylvester O. Ogden was appointed Chief Executive Officer and President, and was elected a Director of the Company, on November 1, 1994 and Chairman in February, 1995. Prior to joining the Company he was Executive Vice-President of Occidental Petroleum Company and President/Chief Executive Officer of Island Creek, a coal mining subsidiary of Occidental from November, 1984 to July, 1993. He was self employed as a consultant from August, 1993 until joining the Company.

         Charles H. Higgins, Jr., P.E. has been the Executive Vice President and Chief Operating Officer of the Company since June 1995. From March 1993 until then he was the Vice President in charge of the Environics division. Prior to that, he was President of Environics, Inc., a wholly owned affiliate of Laidlaw, Inc., providing environmental consulting services.

         Larry K. Holland, P.G., has been employed by the Company since 1977 and has been Vice President since 1987, Executive Vice President since 1993 and served as a Director from 1977 to February, 1995.

         Lloyd E. Horvath, P.E., is a water resources engineer and has been employed by the Company since 1977. He has been Vice President of the Company since 1986, Executive Vice President since 1993 and served as a Director from 1977 to February, 1995.

         Thomas H. O'Donnell, P.G., is a hydrogeologist and has been employed by the Company since 1978. He has been Vice President of the Company since 1986, Executive Vice President since 1993 and served as a Director from 1978 to February 1995.

         Larry D. Ackerly has been Chief Financial Officer of the Company since May, 1994. From October, 1993 until then he was Vice President MIS and Accounting of the Company. Prior to that date, he was Vice President - Finance for Plastex Technologies Inc., a manufacturing company located in the metro-Atlanta, Georgia area.


ITEM 11. EXECUTIVE COMPENSATION

         There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A)  DOCUMENTS FILED AS A PART OF THIS REPORT:

              (1) Financial Statements

                  The financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule on page F-1 are filed as part of this Report.

              (2) Financial Statement Schedules

                  The financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Schedule on page F-1 are filed as part of this Report.

         (B)  EXHIBITS:

              EXHIBIT NUMBER

              3.1 Amended and Restated Articles of Incorporation.

              3.2 Bylaws. (1)

              10.1 Form of Professional Services Agreement. (1)

              10.2 Business Lease with O.H.M. Associates, dated as of June 13,
                   1989, as amended. (1)

              10.3 Business Lease with Campbell Enterprises, dated as of
                   February 19, 1992. (3)

              10.4 Business Lease with Lexington Office Investors, dated as of
                   June 1, 1992. (3)

              10.5 Barnett Bank of Lee County, N.A. Asset Based Revolving Line
                   of Credit, dated as of November 20, 1992. (6)

              10.6 Receivables Financing Agreement with The Citizens and
                   Southern National Bank, dated as of November 25, 1991.

              10.7  1991 Long-Term Incentive Plan, as amended. (4)

              10.8  Profit Sharing Plan and Trust. (1)

              10.9 Agreement and Plan of Merger with Missimer & Associates of South Carolina, Inc., ETE, Inc., and Earl M. Williams, Jr., dated as of June 12, 1992. (2)

              10.10 Employment Agreement between Earl M. Williams, Jr. and ETE,
                    Inc., dated as of June 12, 1992. (2)

              10.11 Confidentiality and Noncompetition Agreement with Earl M.
                    Williams, Jr., dated as of June 30, 1992. (3)

              10.12 Salary Continuation Agreement between Earl M. Williams, Jr.
                    and ETE, Inc., dated as of February 12, 1986. (3)

              10.13 Agreement and Plan of Merger with ViroGroup, Inc., ViroGroup of Tennessee, Inc., Environics, Inc., and Osco Holdings, Inc., dated as of March 4, 1993. (5)

              10.14 Warrant Agreement with The P.L. Thomas Group, dated December
                    27, 1991. (3)

              10.15 Warrant Agreement with Rauscher Pierce Refsnes, Inc., dated as of December 30, 1991.(1)

              10.16 Severance Agreements dated as of November 13, 1993, October
                    8, 1993 and October 4, 1993, respectively between ViroGroup, Inc., and:

                    a)  Richard L. Holzinger

                    b)  Thomas M. Missimer (6)

              10.17 Stock Purchase Agreement between ViroGroup, Inc. and Bryson
                    Industrial Services, Inc., dated as of March 4, 1993. (5)

              10.18 Investors' Rights Agreement between ViroGroup, Inc., Osco
                    Holdings, Inc., and Bryson Industrial Services, Inc., dated as of March 4, 1993. (5)

              10.19 Shareholders Agreement between OSCO Holdings, Inc., Bryson
                    Industrial Services, Inc., Robert A. Fletcher, Larry K. Holland, Richard L. Holzinger, Lloyd E. Horvath, Thomas M. Missimer, Thomas H. O'Donnell and Earl Williams, Jr. dated as of March 4, 1993. (6)

              10.20 Release from Shareholders Agreement, dated as of March 4,
                    1993, between OSCO Holdings, Inc., Bryson Industrial Services, Inc., Robert A. Fletcher, Larry K. Holland, Lloyd
                    E. Horvath, Thomas H. O'Donnell, Earl Williams, Jr., and:

                    a)  Richard L. Holzinger

                    b)  Thomas M. Missimer (6)

              10.21 Barnett Bank of Lee County, N.D. Asset Based Revolving Line
                    of Credit Agreement executed on January 20, 1994. (7)

              10.22 $2,000,000 Master Funding and Indemnification Agreement
                    between the Company and Sirrom Resource Funding, L.P. dated February 1, 1994. (7)

              10.23 Petroleum Contamination Site Assessment and Rehabilitation
                    Contract between the Company and Fina Oil and Chemical Company dated May 31, 1994. (8)

              10.24 Employment Agreement - President and CEO, Sylvester O. Ogden
                    (9)

              10.25 Letter Agreement Regarding Employment Upon a Change in
                    Control - Chief Financial Officer, Larry D. Ackerly (9)

              10.26 Stock Option Agreement - President and CEO, Sylvester O.
                    Ogden (9)

              10.27 Stock Option Agreement - Chief Financial Officer, Larry D.
                    Ackerly (9)

              10.28 Stock Option Agreement - Board Member, Joe K. Blacketer (10)

              10.29 Non-Employee Director Stock Option Plan (10)

              10.30 Employment Agreement - Chief Financial Officer, Larry D.
                    Ackerly (10)

              10.31 Employment Agreement - Executive Vice President, Lloyd E.
                    Horvath (10)

              10.32 Employment Agreement - Executive Vice President, Thomas
                    O'Donnell (10)

              10.33 Employment Agreement - Executive Vice President, Larry K.
                    Holland (10)

              10.34 Asset Based Revolving Credit Agreement (10)

              10.35 Letter Agreement with Laidlaw, Inc. - June 26, 1995 (11)

              10.36 Laidlaw Note and Security Agreement (12)

              10.37 Stock Option Agreement - January 15, 1996 - Charles S.
                    Higgins Jr. (13)

              10.38 Loan Agreement - February 20, 1996 - Barnett Bank of Lee
                    County, N.A. (13)

              21.   Subsidiaries of the Company (14)

              23.   Consent of Arthur Andersen LLP (14)

         (C)  REPORTS ON FORM 8-K:

              None

              ------------

              (1) Filed as an exhibit to the Company's Registration Statement on Form S-1, No. 33-44000, as filed with the Securities and Exchange Commission on May 21, 1991, and incorporated herein by reference.

              (2) Filed as Exhibit 1 to the Company's Current Report on Form 8-K dated June 30, 1992, and incorporated herein by reference.

              (3) Filed as an exhibit to the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on November 29, 1992, and incorporated herein by reference.

              (4) Filed as an exhibit to the Company's Registration Statement on Form S-8, No. 33-57614, as filed with the Securities and Exchange Commission on January 29, 1993, and incorporated herein by reference.

              (5) Filed as Exhibit 2 to the Company's Current Report on Form 8-K dated March 4, 1993, and incorporated herein by reference.

              (6) Filed as an exhibit to the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission November 19, 1993 and incorporated herein by reference.

              (7) Filed as an exhibit to the Company's Form 10-Q for the quarter ended February 28, 1994 as filed with the Securities and Exchange Commission on April 14, 1994 and incorporated herein by reference.

              (8) Filed as an exhibit to the Company's Form 10-Q for the quarter ended May 31, 1994 as filed with the Securities and Exchange Commission on July 14, 1994 and incorporated herein by reference.

              (9) Filed as an exhibit to the Company's Form 10-Q for the quarter ended November 30, 1994 as filed with the Securities and Exchange Commission on January 13, 1995 and is incorporated herein by reference.

              (10) Filed as an exhibit to the Company's Form 10-Q for the quarter ended February 28, 1995 as filed with the Securities and Exchange Commission on April 13, 1995 and incorporated herein by reference.

              (11) Filed as an exhibit to the Company's Form 10-Q for the quarter ended May 31 1995 as filed with the Securities and Exchange Commission on July 14, 1995 and incorporated herein by reference.

              (12) Filed as an exhibit to the Company's Form 10-K for the year ended August 31, 1995 as filed with the Securities Exchange Commission on November 27, 1995 and incorporated herein by reference.

              (13) Filed as an exhibit to the Company's Form 10-Q for the quarter ended February 28, 1996 as filed with the Securities Exchange Commission on April 12, 1996 and incorporated herein by reference.

              (14)  Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             VIROGROUP, INC.


                                         /s/ SYLVESTER O. OGDEN
                                             ---------------------------------
                                             Sylvester O. Ogden, Chairman, CEO
                                             and President

Dated: November 18, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE AND CAPACITY                              DATE
       ----------------------                              ----

By: /s/ LARRY D. ACKERLY                            November 18, 1996
    ---------------------------------
    Larry D. Ackerly, Vice President
    and Chief Financial Officer


By: /s/                                             November   , 1996
    ---------------------------------
    Ivan R. Cairns, Director


By: /s/ A. DENNY ELLERMAN                           November 18, 1996
    ---------------------------------
    A. Denny Ellerman, Director


By:                                                 November   , 1996
    ---------------------------------
    Rick L. McEwen, Director


By: /s/ DONNA C. PETERMAN                           November 18, 1996
    ---------------------------------
    Donna C. Peterman, Director


By: /s/ JAMES L. WAREHAM                            November 18, 1996
    ---------------------------------
    James L. Wareham, Director


By: /s/ KENNETH W. WINGER                           November 18, 1996
    ---------------------------------
    Kenneth W. Winger