Form 10-K/A
period 1996-08-31
VIROGROUP INC
filed 1997-01-13
CIK 875044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                AMENDMENT NO. 1

                                   ----------
    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended AUGUST 31, 1996

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from __________to________

                         Commission file number 0-19350

                                 VIRGROUP, INC.
              Exact name of Registrant as specified in its charter

            FLORIDA                                           59-1671036
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                        428 PINE ISLAND ROAD, SOUTHWEST
                           CAPE CORAL, FLORIDA 33991
                    (Address of principal executive offices)

                  Registrant's telephone number: (941) 574-1919
                                -----------------

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of November 18, 1996 the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $1,117,924.

     As of November 18, 1996, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 6,361.708.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                VIROGROUP, INC.



Date:  January 12, 1996             By:  /s/ SYLVESTER O. OGDEN
                                         ----------------------
                                         Sylvester O. Ogden, President, and
                                         Chief Executive Officer, and Chairman



Date:  January 12, 1996             By:  /s/ LARRY ACKERLY
                                         -----------------
                                         Larry Ackerly, Vice-President and
                                         Chief Financial Officer