Form 10-Q
period 1996-11-30
VIROGROUP INC
filed 1997-01-13
CIK 875044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 --------         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  November 30, 1996
                                                  -----------------

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---------         OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the transition period from _________ to __________

                           Commission File No. 0-19350
                                               -------
                                 ViroGroup, Inc.

             (Exact name of registrant as specified in its charter)



          Florida                                               59-1671036
-------------------------------                            --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)



     428 Pine Island Road SW
       Cape Coral, Florida                                   33991
---------------------------------------                    ----------
(Address of principle executive office)                    (zip code)

Registrant's telephone number including area code:  (941) 574-1919
                                                    --------------

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes      X          No
                                       -----------        -----------
The number of shares outstanding of the registrant's common stock, $.01 Par Value, as of January 12, 1996 was 6,361,708.

                        VIROGROUP, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                         QUARTER ENDED NOVEMBER 30, 1996

                                                                          Page
                                                                          ----

Part I- Financial Information

Consolidated Balance Sheets
 November 30, 1996 and August 31, 1996                                       3

Consolidated Statements of Operations
 Three Months Ended November 30, 1996 and
 November 30, 1995                                                           4

Consolidated Statements of Cash Flows
 Three Months Ended November 30, 1996 and
 November 30, 1995                                                           5

Notes to Consolidated Financial Statements                                   6

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                             10


Part II - Other Information                                                 12


Signature Page                                                              13

                        VIROGROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         NOVEMBER 30 AND AUGUST 31, 1996

                                                                   November 30,     August 31,
                                                                      1996             1996
                                                                   -----------       ----------
                                                                   (Unaudited)
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents....................................  $    40,076      $   191,001
    Accounts receivable, net of allowance for doubtful
      accounts of $492,136, and $502,551, respectively...........    2,478,059        3,384,426
    Unbilled accounts receivable.................................      501,049          717,946
    Prepaid income taxes.........................................       21,685           26,840
    Prepaid expenses and other...................................      236,709          204,313
                                                                   -----------       ----------
          Total current assets...................................    3,277,578        4,524,526

AMOUNTS DUE FROM STATE AGENCY, net...............................    2,693,132        2,812,737
PROPERTY AND EQUIPMENT, net......................................      500,215          543,746
OTHER ASSETS.....................................................       33,433           35,261
                                                                   -----------       ----------
                                                                   $ 6,504,358      $ 7,916,270
                                                                   ===========      ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable.............................................  $   805,757      $ 1,160,354
    Accrued liabilities..........................................    1,155,529        1,197,026
    Current maturities of long-term debt.........................        6,151            9,447
    Notes payable................................................    1,810,054        2,491,429
                                                                   -----------       ----------
          Total current liabilities..............................    3,777,491        4,858,256
                                                                   -----------       ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 50,000,000 shares
      authorized, 0 shares outstanding...........................        ---               ---
    Common stock, $.01 par value, 50,000,000 shares
      authorized, 6,361,708 issued and outstanding...............       63,618           63,618
    Additional paid-in capital...................................   18,277,867       18,277,867
    Accumulated deficit..........................................  (15,614,618)     (15,283,471)
                                                                   -----------       ----------
          Total shareholders' equity.............................    2,726,867         3,058,014
                                                                   -----------       ----------
                                                                   $ 6,504,358      $ 7,916,270
                                                                   ===========      ===========




           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        VIROGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three Months Ended November 30, 1996 and 1995
                                   (Unaudited)



                                                        1996           1995
                                                     -----------    -----------

GROSS REVENUES.....................................  $ 2,694,509    $ 4,165,650

COST OF GROSS REVENUES ............................    1,910,298      2,900,593
                                                     -----------    -----------
    Gross profit...................................      784,211      1,265,057

SELLING, GENERAL & ADMINISTRATIVE EXPENSES,
    including rentals to related party of
    $46,500 in 1995................................    1,106,060      1,410,717
                                                     -----------    -----------
    Loss from operations...........................     (321,849)      (145,660)

OTHER INCOME (EXPENSE):
    Net interest expense...........................      (42,574)       (46,986)
    Other, net.....................................       33,275          3,526
                                                     -----------    -----------

    Loss before income taxes ......................     (331,148)      (189,120)

PROVISION FOR INCOME TAXES.........................          ---            ---
                                                     -----------    -----------
    Net loss.......................................  $  (331,148)   $  (189,120)
                                                     ===========    ===========

LOSS PER SHARE:
    Net loss per common share......................  $      (.05)   $      (.03)
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.........    6,361,708      6,361,708
                                                     ===========    ===========











                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                        VIROGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended November 30, 1996 and 1995
                                   (Unaudited)

                                                                      1996             1995
                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss.....................................................  $  (331,148)     $  (189,120)
    Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities
       Depreciation and amortization.............................       85,418          103,184
       Provision for recovery of bad debts.......................       27,851          (52,292)
       Gain on disposition of property and equipment.............       (2,321)            (157)
     Changes in assets and liabilities:
         Decrease (increase) in-
           Accounts receivable and amounts due from state agency.      999,951         (591,087)
           Unbilled accounts receivable..........................      216,897          506,301
           Prepaid income taxes..................................        5,155              800
           Prepaid expenses and other assets.....................      (32,396)          55,221
         Increase (decrease) in-
           Accounts payable......................................     (354,597)        (389,483)
           Accrued liabilities,..................................      (41,497)        (297,264)
                                                                   -----------      -----------
           Total adjustments.....................................      904,461         (664,777)
                                                                   -----------      -----------
         Net cash provided by (used in) operating activities.....      573,313         (853,897)
                                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment..........................      (42,597)         (10,049)
    Proceeds from sale of property and equipment.................        3,030           23,668
                                                                   -----------      -----------
      Net cash (used in) provided by investing activities........      (39,567)          13,619
                                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable..................................    1,879,018        3,257,360
    Repayment of notes payable...................................   (2,560,393)      (2,426,934)
    Repayment of long-term debt..................................       (3,296)          (6,721)
    Repayment of capitalized lease obligations...................          ---           (9,816)
                                                                   -----------      -----------
      Net cash (used in) provided by financing activities........     (684,671)         813,889
                                                                   -----------      -----------
DECREASE IN CASH AND CASH EQUIVALENTS............................  $  (150,925)     $   (26,388)

CASH AND CASH EQUIVALENTS, beginning of period...................      191,001          104,793
                                                                   -----------      -----------
CASH AND CASH EQUIVALENTS, end of period.........................  $    40,076      $    78,404
                                                                   ===========      ===========
SUPPLEMENTAL DISCLOSURES:

    Interest paid................................................  $    43,904      $    18,253
                                                                   ===========      ===========



                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                        VIROGROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996
                                   (UNAUDITED)


(1)     Basis of Presentation

The consolidated balance sheet as of August 31, 1996, which has been derived from audited statements, and the unaudited interim consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of November 30, 1996, and the results of operations and cash flows for the three-month periods ended November 30, 1996 and 1995.

The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements contained in its Annual Report on Form 10-K for the year ended August 31, 1996, as filed with the Securities and Exchange Commission.

(2)     Loss Per Share

Loss per share is calculated by dividing net loss attributed to common shareholders by the weighted average number of common shares and common share equivalents outstanding during the periods. Common share equivalents are not considered for periods in which there is a loss, as their impact would be antidilutive. Primary and fully diluted loss per share are the same for all periods presented.

(3)     Amounts Due From State Agency

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

In May, 1996 a new law (The 1996 Act) was passed which implemented significant changes to the reimbursement program and addressed the estimated $450 million backlog of unpaid claims. This 1996 Act provides for the elimination of the reimbursement program effective August 1, 1996 and requires all reimbursement applications to be submitted by December 31, 1996. Also, The 1996 Act creates a non-profit public benefit corporation, which is expected to be operational by the Spring of 1997, to finance the unpaid backlog. This non-profit corporation is charged with financing the estimated unpaid $450 million backlog with certificates of indebtedness. Payment of claims will be on a first-come, first-served methodology based on application filing date and an assumed annual funding rate of $100 million. Claims paid will be subject to a 3.5% annual discount in consideration for the anticipated accelerated payment as compared to the previously expected period of 4 to 5 years. The Company estimates the State will not make significant payments under the program until the fourth quarter of fiscal 1997 to the second quarter of fiscal 1998.

Due to the State's cancellation of the 1995 law and other prior law relating to the program, and the provisions of the 1996 Act, the Company in prior fiscal years recorded valuation allowances on the amounts due to reflect the state mandated discount and potential denied costs. At August 31, 1996 these allowances totaled $931,665 with $889,937 applied as a valuation allowance to the amounts due resulting in a net amount of $2,812,737 shown as the Amounts Due from State Agency, net, in the accompanying consolidated balance sheet at August 31, 1996 and $41,728 which is included as an accrued liability in this consolidated balance sheet at August 31, 1996 to reflect the Company's liability to pay discounts and denied costs on receivables financed by third- parties.

At November 30, 1996 these allowances totaled $913,918 with $825,974 applied as an valuation allowance to the amounts due resulting in a net of $2,693,132 shown as the Amounts Due From State Agency, net, in the accompanying consolidated balance sheet at November 30, 1996 and $87,944 which is included as an accrued liability in the consolidated balance sheet at November 30, 1996 to reflect the Company's liability to pay discounts and denied costs on receivable financed by third-parties.

Of the approximately $3.1 million in unfiled reimbursement applications at August 31, 1996, the Company during the three months ended November 30, 1996 financed approximately $220,000 with third-party financing entities and filed approximately $43,500 directly with the State. The Company uses third-party financing because the Company will receive the cash from the financing entity upon application filing thus not waiting the estimated 13 months to be paid by the State, and the cost of borrowing from these third parties is less than the cost of borrowing through the Company's revolving credit line.

Specifically, the Company has entered into several arrangements to finance substantially all the claims to be filed with the State for reimbursement. Generally, these arrangements require the Company to pay a 3 - 4% prepaid interest fee at the time the financing entity pays the Company. This is a non-refundable fee to cover administrative costs and interest costs for up to the first nine months. If the State has not paid the financing entity within the first nine months, the interest costs are .6875% per month for each month, thereafter. In addition, the Company must place 13% of the amounts financed in an interest bearing escrow account to provide for potential state denied costs and state mandated interest discount. The interest earned on the escrowed amounts accrues to the Company's benefit and will be recorded as interest income in the period earned. The Company estimates it could have as much as a $232,000 liability to the financing entity in excess of the amounts escrowed. The Company expects to have sufficient funds to pay this potential unfunded liability.

At November 30, 1996 the Company had financed approximately $419,000 of the amounts due from the state agency and had recorded in prepaid expenses and other assets in the accompanying consolidated balance sheet escrowed amounts of $89,100. The interest portion of these amounts will be amortized to interest expense over a period of the next nine months.

Subsequent to November 30, 1996 the Company filed or financed all of its amounts due from the State prior to the state mandated filing deadline of December 31, 1996. Of the total $3.9 million in amounts due from the state agency during the term of the program, the Company financed approximately $3.2 million with third-parties and filed $.7 million directly with the State.

(4)     Notes Payable

Notes payable at November 30 and August 31, 1996, consisted of advances against a $3.0 million line of credit. Under this line of credit, the Company may borrow up to $3.0 million at an interest rate of prime (8.25% at November 30, 1996) less .25%. Laidlaw, Inc. in lieu of its commitment to provide up to $3.0 million in debt financing to the Company pursuant to the terms of the preferred stock conversion agreement of June 26, 1995, caused a letter of credit to be issued to collateralize the $3.0 million note. Substantially all of the Company's assets secure this obligation to Laidlaw in the event of a draw upon the letter of credit. The line of credit expires January 20, 1997 and the letter of credit expires February 20, 1997. At the letter's expiration, Laidlaw has stated it will comply with the terms of the preferred stock conversion agreement whereby an affiliate will make available to the Company for a three-year period from June 26, 1995 up to $3.0 million in financing with advances thereunder carrying an interest rate equal to that available to Company from alternative sources with the principal and interest to be paid in equal quarterly installments over a three-year period commencing with the line of credit expiration, or in lieu thereof, cause to be issued under similar terms as the present letter, a new letter of credit of up to $3.0 million to secure the Company's borrowings.

(5)     Restructuring Charge

Primarily due to the May, 1996 law enacted relating to the Florida UST Program and a continued decline in forecasted landfill design work, as well as general market conditions, the Company in fiscal 1996 implemented the third phase of its restructuring program. This action resulted in a one-time restructing charge to Operating Expenses in fiscal 1996 totaling $326,428. The restructuring costs remaining to be paid at August 31, 1996 were $174,072 and is included in accrued liabilities in the August 31, 1996 consolidated balance sheet. For the three month period ending November 30, 1996, $29,892 was charged against this accrual primarily for employee severance pay and lease expenses on closed offices. The Company believes the balance of the accrued restructuring charge of $144,180 which is included in accrued liabilities in the accompanying consolidated balance sheet at November 30, 1996 is adequate to absorb the remaining estimated restructuring charges.

(6)     Significant Customer Disclosure

The Company  operates in one  industry  segment,  as  contemplated  by Financial
Accounting Standards Board Statement No. 14. During the three months ended November 30, 1996, Laidlaw Environmental Services, Inc. and its affiliates accounted for approximately 10% and Intercity Products, State of Tennessee and Southern Wood Piedmont accounted for 18%, 13% and 10%, of consolidated gross revenues, respectively. At November 30, 1996, amounts due from these customers aggregated $649,699, and are included in "accounts receivable, net" in the accompanying consolidated balance sheet.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Comparison of three months ended November 30, 1996 and 1995. Gross revenues decreased by 35% to $2,694,509 for the three months ended November 30, 1996 compared to $4,165,650 for the same period of fiscal year 1996. This 35% decrease in gross revenues results from changes in gross revenues at each of the Company's two divisions, Environmental (Enviro) and Hydrogeological (Hydro), as follows:

                             Gross Revenues For the
                               Three Months Ended
                                   November 30
                               ------------------
                                                              % Increase
          Division                1996           1995        (Decrease)
          --------                ----           ----        ----------

Enviro Florida                $  607,695     $1,177,597         (48)

Enviro South Carolina            779,522      1,429,668         (45)

Enviro Tenn                    1,056,735        913,557          16
                              ----------     ----------
TOTAL ENVIRO DIVISION          2,443,952      3,520,822         (31)

HYDRO DIVISION                   250,557        644,828         (61)
                              ----------     ----------
TOTAL VIROGROUP, INC.         $2,694,509     $4,165,650         (35)%
                              ==========     ==========


Florida operations had a decrease in gross revenues of $569,902 from the prior year. Of this decrease, approximately $135,000 is due from office closures while the balance was mainly due to the curtailment of the Florida UST program. Of the $650,146 decrease in gross revenues from the South Carolina operations, approximately $220,000 is due from the closure of the California operation while the remainder of the balance mainly due to a decrease in landfill design work in South Carolina. The increase in Tennessee operations gross revenues is primarily due to two large remediation projects which should continue into the second quarter of fiscal 1997. This increase was net of an approximately $88,000 decrease in gross revenues caused by the closure of the New Orleans office in fiscal 1996.

Cost of gross revenues is approximately 71% compared to approximately 70% for the prior year. This slight increase is mainly due to a large percentage of gross revenues being generated by subcontractors which generally carries a lower profit margin than fee revenues directly generated by the Company's professional staff.

Selling, general and administrative expenses decreased by $304,657 or by 22%. This decrease was mainly accomplished through the reduction of staff personnel, office closures and management cost controls.

Net interest expense decreased by $4,412 or by 9% primarily due to lower average amounts borrowed due to the collection of accounts receivable and amounts due from the state agency. Other income increased by $29,749 mainly due to insurance recoveries on damaged equipment.

The Company has not provided a provision for income taxes due to the current year's net loss and has not recorded any tax benefit. It has provided a 100% valuation allowance of the deferred tax asset that results from federal and state net operating loss carry forwards due to the lack of availability of federal and state taxable income within the carryback period, available under the federal and state tax laws as well as the inability to determine the likelihood that future federal and state taxable income will be sufficient to utilize the deferred tax asset.

The net loss for the three months ended November 30, 1996 increased by $142,028 when compared to the prior year. This net loss is primarily attributable to the decline in gross revenues.

Liquidity and Capital Resources as of November 30, 1996
-------------------------------------------------------

The Company's operating activities provided net cash of $573,313 for the three months ended November 30, 1996. This cash was primarily provided by liquidation of accounts and unbilled receivables as well as amounts due from the state agency. This cash was used to pay down the bank revolving credit line, accounts payable and accrued liabilities as well as to purchase equipment.

Working capital, including Amounts Due from State Agency decreased by $285,788. Accounts receivable, and unbilled receivables at November 30, 1996 decreased by a combined amount of $1,123,264 when compared to these balances at August 31, 1996. This decrease is primarily the result of the decrease in gross revenues as well as increased collections on accounts receivable. Accounts payable and accrued liabilities at November 30, 1996 decreased by a combined amount of $396,094 primarily due to the decrease in gross revenues and the payment of suppliers upon filing reimbursement applications with the State of Florida. The increase in amounts paid for interest are mainly due to prepaid interest on amounts due from the state agency which have been financed by third parties.

Inflation has not significantly affected the Company's financial position or operations. Borrowings under the $3,000,000 line of credit bear interest at prime less .25%. The prime rate at November 30, 1996 was 8.25%. No assurance can be given that inflation or the prime rate will not significantly fluctuate, either of which could adversely affect the Company's results of operations.

ITEM 5.  OTHER INFORMATION

None



ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

Exhibit 27 - Financial Data Schedule (Electronic filing only)


Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     VIROGROUP, INC.




Date:  January 12, 1996              By:  /s/ Sylvester O. Ogden
                                        ----------------------------------------
                                          Sylvester O. Ogden, President, and
                                          Chief Executive Officer, and Chairman



Date:  January 12, 1996              By:  /s/ Larry Ackerly
                                        ----------------------------------------
                                          Larry Ackerly, Chief Financial Officer