Form 10-Q
period 1997-02-28
VIROGROUP INC
filed 1997-04-14
CIK 875044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
----------        THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  February 28, 1997

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
----------        OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the transition period from_________to_________

                           Commission File No. 0-19350

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

The number of shares outstanding of the registrant's common stock, $.01 Par Value, as of February 28, 1997 was 795,011.

                        VIROGROUP, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                         QUARTER ENDED FEBRUARY 28, 1997

                                                                           Page
                                                                           ----

Part I- Financial Information

Consolidated Balance Sheets
 February 28, 1997 and August 31, 1996                                       3

Consolidated Statements of Operations
 Three Months Ended February 28, 1997 and
 February 29, 1996                                                           4

Consolidated Statements of Operations
 Six Months Ended February 28, 1997 and
 February 29, 1996                                                           5

Consolidated Statements of Cash Flows
 Six Months Ended February 28, 1997 and
 February 29, 1996                                                           6

Notes to Consolidated Financial Statements                                   7

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                             11


Part II - Other Information                                                 15


Signature Page                                                              17

                        VIROGROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      FEBRUARY 28, 1997 AND AUGUST 31, 1996

                                                                   February 28,     August 31,
                                                                      1997             1996
                                                                   -----------      -----------
                                                                   (Unaudited)
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents....................................  $    57,500      $   191,001
    Accounts receivable, net of allowance for doubtful
      accounts of $448,801, and $502,551, respectively...........    1,814,114        3,384,426
    Unbilled accounts receivable.................................      439,493          717,946
    Prepaid income taxes.........................................       21,684           26,840
    Prepaid expenses and other...................................      820,199          204,313
                                                                   -----------      -----------
          Total current assets...................................    3,152,990        4,524,526

AMOUNTS DUE FROM STATE AGENCY, net...............................      536,553        2,812,737
PROPERTY AND EQUIPMENT, net......................................      454,152          543,746
OTHER ASSETS.....................................................       31,558           35,261
                                                                   -----------      -----------
                                                                   $ 4,175,253       $ 7,916,270
                                                                   ===========       ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable.............................................  $   448,330      $ 1,160,354
    Accrued liabilities..........................................    1,784,906        1,197,026
    Current maturities of long-term debt.........................        2,784            9,447
    Notes payable................................................         ---         2,491,429
                                                                   -----------      -----------
          Total current liabilities..............................    2,236,020        4,858,256
                                                                   -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 50,000,000 shares
      authorized, 0 shares outstanding...........................        ---               ---
    Common stock, $.01 par value, 50,000,000 shares
      authorized, 795,011 issued and outstanding at
      August 31, 1996 and 795,011 issued and outstanding
      at February 28, 1997.......................................        7,950            7,950
    Additional paid-in capital...................................   18,333,536       18,333,536
    Accumulated deficit..........................................  (16,402,253)     (15,283,472)
                                                                   -----------      -----------
          Total shareholders' equity.............................    1,939,233        3,058,014
                                                                   -----------      -----------
                                                                   $ 4,175,253      $ 7,916,270
                                                                   ===========      ===========







           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        VIROGROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS Three Months
                  Ended February 28, 1997 and February 29, 1996
                                   (Unaudited)



                                                     1997             1996
                                                  -----------      -----------

GROSS REVENUES..................................  $ 1,476,247      $ 3,394,835

COST OF GROSS REVENUES .........................    1,128,012        2,214,193
                                                  -----------      -----------
    Gross profit................................      348,235        1,180,642

SELLING, GENERAL & ADMINISTRATIVE EXPENSES,
    including rentals to related party of
    $46,500 in 1997 and 1996....................    1,095,584        1,534,367
                                                  -----------      -----------

    Loss from operations........................     (747,349)        (353,725)

OTHER INCOME (EXPENSE):
    Net interest expense........................      (61,837)         (43,875)
    Other, net..................................       21,550            2,734
                                                  -----------      -----------

    Loss before income taxes ...................     (787,636)        (394,866)

BENEFIT FOR INCOME TAXES........................            0          (19,825)
                                                  -----------      -----------

    Net loss....................................  $  (787,636)     $  (375,041)
                                                  ===========      ===========

NET LOSS PER SHARE COMMON SHARE.................  $      (.99)     $      (.47)
                                                  ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING......      795,011          795,011
                                                  ===========      ===========



                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                        VIROGROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS Six Months
                  Ended February 28, 1997 and February 29, 1996
                                   (Unaudited)



                                                     1997             1996
                                                  -----------      -----------

GROSS REVENUES..................................  $ 4,170,756      $ 7,560,485

COST OF GROSS REVENUES .........................    3,038,311        5,114,786
                                                  -----------      -----------
    Gross profit................................    1,132,445        2,445,699

SELLING, GENERAL & ADMINISTRATIVE EXPENSES,
    including rentals to related party of
    $93,000 in 1997 and 1996....................    2,201,645        2,942,226
                                                  -----------      -----------

    Loss from operations........................   (1,069,200)        (496,527)

OTHER INCOME (EXPENSE):
    Net interest expense........................     (104,411)         (90,861)
    Other, net..................................       54,836            6,260
                                                  -----------      -----------

    Loss before income taxes ...................   (1,118,775)        (581,128)

PROVISION (BENEFIT) FOR INCOME TAXES............            8          (16,967)
                                                  -----------      -----------

    Net loss....................................  $(1,118,783)     $  (564,161)
                                                  ===========      ===========

NET LOSS PER SHARE COMMON SHARE.................  $     (1.41)     $      (.71)
                                                  ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING......      795,011          795,011
                                                  ===========      ===========



                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                        VIROGROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months
                  Ended February 28, 1997 and February 29, 1996
                                   (Unaudited)

                                                                      1997             1996
                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.....................................................  $(1,118,783)     $  (564,161)
                                                                   -----------      -----------
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities
       Depreciation and amortization.............................      167,751          201,367
       Provision for bad debts...................................       42,571          (13,630)
       (Gain) loss on disposition of property and equipment......      (16,958)           3,360
       Changes in assets and liabilities:
         Decrease (increase) in-
           Accounts receivable...................................    1,527,740          127,792
           Unbilled accounts receivable..........................      278,453          529,380
           Prepaid income taxes..................................        5,156          (25,023)
           Prepaid expenses and other assets.....................    1,622,272          (43,729)
         Increase (decrease) in-
           Accounts payable......................................     (712,021)        (559,908)
           Accrued liabilities...................................      629,608         (333,514)
                                                                   -----------      -----------
           Total adjustments.....................................    3,544,572         (113,905)
                                                                   -----------      -----------
      Net cash provided by (used in) operating activities........    2,425,789         (678,066)
                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment..........................      (86,262)         (14,813)
    Proceeds from sale of property and equipment.................       25,062           28,097
                                                                   -----------      -----------
      Net cash provided by (used in) investing activities........      (61,200)          13,284
                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable..................................    3,320,914        5,371,161
    Repayment of notes payable...................................   (5,812,342)      (4,614,180)
    Repayment of long-term debt..................................            0         (108,504)
    Repayment of capitalized lease obligations...................       (6,662)         (16,433)
                                                                   -----------      -----------
      Net cash provided by (used in) financing activities........   (2,498,090)         605,044
                                                                   -----------      -----------

DECREASE IN CASH AND CASH EQUIVALENTS............................     (133,501)         (59,738)

CASH AND CASH EQUIVALENTS, beginning of period...................      191,001          104,793
                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, end of period.........................  $    57,500      $    45,055
                                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURES:

    Interest paid................................................  $   110,276      $    92,610
                                                                   ===========      ===========

    Income taxes paid............................................  $         8      $     8,857
                                                                   ===========      ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        VIROGROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997
                                   (UNAUDITED)


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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of February 28, 1997 and the results of operations and cash flows for the three-month and six-month periods ended February 28, 1997 and February 29, 1996.

The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements contained in its Annual Report on Form 10-K for the year ended August 31, 1996, as filed with the Securities and Exchange Commission.

(2)     One-for-Eight Reverse Stock Split

On January 23, 1997, the Company implemented a one-for-eight reverse stock split of the Company's common stock. The effect of the reverse split upon holders of common stock is that the total number of shares of the Company's common stock held by each shareholder was automatically converted into that number of whole shares of common stock equal to the number of shares of common stock owned immediately prior to the reverse split divided by eight, adjusted for any fractional shares.

The reverse split was effectuated to enable the Company to remain in compliance with the listing criteria of the Nasdaq SmallCap Market. There can be no assurance that the reverse split will result in the Company's continued compliance with Nasdaq listing requirements.

The Company has an authorized capitalization of 50,000,000 shares of common stock, par value $.01 per share. The authorized capital stock of the Company was not reduced or otherwise affected by the reverse split. As of January 23, 1997, the Company had 6,361,708 shares of common stock issued and outstanding. The aggregate number of shares of common stock issued and outstanding following the reverse split is 795,011. All common shares and per share amounts have been adjusted to give retroactive effect of the reverse split.

(3)     Loss Per Share

Loss per share is calculated by dividing net loss attributed to common shareholders by the weighted average number of common shares and common share equivalents outstanding during the periods. Common share equivalents are not considered for periods in which there is a loss, as their impact would be antidilutive. Primary and fully diluted loss per share are the same for all periods presented.

(4)     Amounts Due From State Agency

During fiscal 1994, the Company aggressively expanded its participation in the State of Florida financed programs to provide environmental services to evaluate, assess and remediate contaminated underground petroleum storage tank sites. Through its Inland Protection Trust Fund, the State of Florida reimburses certain costs to clean up eligible contaminated sites. Primarily due to an estimated unfunded $450 million backlog and annual tax revenue allocation of only $100 million, in March 1995 new legislation directed the Florida Department of Environmental Protection to cease processing, with certain limited exceptions, applications for reimbursement of costs to clean up UST sites eligible for state funds.

In May, 1996 a new law (the "1996 Act") was passed which implemented significant changes to the reimbursement program and addressed the estimated $450 million backlog of unpaid claims. The 1996 Act provides for the elimination of the reimbursement program effective August 1, 1996 and requires all reimbursement applications to be submitted by December 31, 1996. Also, the 1996 Act creates a non-profit public benefit corporation, which is expected to be operational by the Summer of 1997, to finance the unpaid backlog. This non-profit corporation is charged with financing the estimated unpaid $450 million backlog with certificates of indebtedness. Payment of claims will be on a first-come, first-served methodology based on application filing date and an assumed annual allocation rate of $100 million. Claims paid will be subject to a 3.5% annual discount in consideration of the anticipated accelerated payment as compared to the previously expected period of 4 to 5 years. The Company estimates the State will not make significant payments under the program until the fourth quarter of fiscal 1997 and continue through the second quarter of fiscal 1998.

The Company in prior fiscal years recorded valuation allowances on the amounts due to reflect the State mandated discount and potential denied costs. At August 31, 1996 these allowances totaled $931,665 with $889,937 applied as a valuation allowance to the amounts due, resulting in a net amount of $2,812,737 shown as the Amounts Due from State Agency, net, in the accompanying consolidated balance sheet at August 31, 1996. The consolidated balance sheet at August 31, 1996 includes $41,728 as an accrued liability to reflect the Company's liability to pay discounts and denied costs on receivables financed by third-parties.

At February 28, 1997 these allowances totaled $913,918 with $116,623 applied as a valuation allowance to the amounts due, resulting in a net of $536,553 shown as the Amounts Due From State Agency, net, in the consolidated balance sheet of February 28, 1997. The balance sheet also includes $747,295 which is included as an accrued liability to reflect the Company's liability to pay discounts and denied costs on receivables financed by third-parties.

All of the approximately $3.1 million in unfiled reimbursement applications at August 31, 1996, have been financed with third party financing entities at February 28, 1997. In addition the Company had filed approximately $703,050 directly with the State. The Company uses third-party financing to obtain the cash from the financing entity upon application filing thus avoiding the estimated 13 months to be paid by the State. The cost of borrowing from these third parties is less than the cost of borrowing through the Company's revolving credit line.

Specifically, the Company has entered into several arrangements to finance substantially all the claims to be filed with the State for reimbursement. Generally, these arrangements require the Company to pay a 3 - 4% prepaid interest fee at the time the financing entity pays the Company. This is a non-refundable fee to cover administrative costs and interest costs for up to the first nine months. If the State has not paid the financing entity within the first nine months, the interest costs are .6875% per month thereafter. In addition, the Company must place 13% of the amounts financed in an interest bearing escrow account to provide for potential state denied costs and state mandated interest discount. The interest earned on the escrowed amounts accrues to the Company's benefit and will be recorded as interest income in the period earned.

The Company filed all amounts due from the State prior to the state mandated filing deadline of December 31, 1996.

(5)     Notes Payable

Notes payable at February 28, 1997 and August 31, 1996, consisted of advances against a $3.0 million line of credit. Under this line of credit, the Company may borrow up to $3.0 million at an interest rate of prime (8.25% at February 28, 1997) less .25%. Laidlaw, Inc. in lieu of its commitment to provide up to

$3.0 million in debt financing to the Company pursuant to the terms of the preferred stock conversion agreement of June 26, 1995, caused a letter of credit to be issued to collateralize the $3.0 million note. Substantially all of the Company's assets secure this obligation to Laidlaw in the event of a draw upon the letter of credit. The line of credit expired January 20, 1997 and the letter of credit expired February 20, 1997. The line of credit was renewed on January 20, 1997 for a one-year period under the same terms and conditions. On January 21, 1997, the letter of credit was renewed for a one-year period, also with the same terms and conditions.

(6)     Restructuring Charge

Primarily due to the the 1996 Act and a continued decline in forecasted landfill design work, as well as general market conditions, the Company in fiscal 1996 implemented the third phase of its restructuring program. This action resulted in a one-time restructuring charge to Operating Expenses in fiscal 1996 totaling $326,428. The restructuring costs remaining to be paid at August 31, 1996 were $174,072 and are included in accrued liabilities in the August 31, 1996 consolidated balance sheet. For the six month period ending February 28, 1997, $69,115 was charged against this accrual primarily for employee severance pay and lease expenses on closed offices. The Company believes the balance of the accrued restructuring charge of $104,957 which is included in accrued liabilities in the accompanying consolidated balance sheet at February 28, 1997 is adequate to absorb the remaining estimated restructuring charges.

On February 18, 1997, the Company announced plans to move its Corporate office to Nashville, TN. The relocation is expected to be complete by the end of the fiscal year.

(7)     Significant Customer Disclosure

The Company  operates in one  industry  segment,  as  contemplated  by Financial
Accounting Standards Board Statement No. 14. During the six months ended February 28, 1997, Laidlaw Environmental Services, Inc. and its affiliates accounted for approximately 9% of total Company revenues. In addition, Intercity Products, State of Tennessee and Southern Wood Piedmont accounted for 13%, 9% and 8%, of consolidated gross revenues, respectively. At February 28, 1997, amounts due from these customers aggregated $741,648, and are included in "accounts receivable, net" in the accompanying consolidated balance sheet.

(8)     Legal

The Company has been notified by the Environmental Protection Agency, through a General Notice Letter that the Company is a potentially liable party at the Florida Petroleum Reprocessors Site in Davie, Florida. However, at this time, no estimate of the potential liability can be calculated due to the limited amount of information available. This type of liability is an insurable risk and the Company's insurance carrier has been notified. The insurance policy has a deductible of $250,000. Company management is of the opinion that Company liability, if any, will be minimal.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Comparison of three months ended February 28, 1997 and February 29, 1996. Gross revenues decreased by 57% to $1,476,247 for the three months ended February 28, 1997, compared to $3,394,835 for the same period of fiscal year 1996. This 57% decrease in gross revenues results from changes in gross revenues in each of the Company's divisions as follows:


                               Gross Revenues For the
                                 Three Months Ended                 % Increase
          Division        February 28, 1997 February 29, 1996       (Decrease)
          --------        -----------------------------------       ----------

Enviro Florida                $  402,195           $1,165,069           (65)

Enviro South Carolina            404,390            1,093,776           (53)

Enviro Tenn                      514,713              661,604           (23)
                              ----------           ----------

TOTAL ENVIRO DIVISION         $1,321,298           $2,920,449           (55)

HYDRO DIVISION                   154,949              474,386           (68)
                              ----------           ----------

TOTAL VIROGROUP, INC.         $1,476,247           $3,394,835           (57)
                              ==========           ==========



Florida operations had a decrease in gross revenues of $762,874 (65%) from the prior year, mainly due to the curtailment of the Florida UST program. The majority of the decrease in the South Carolina operations of $689,386 (53%) was due to a reduction in work assignment by the office's major client. The Tennessee gross revenues decrease of $146,891 (23%) was the result of substantially completing a single large project which during the second Quarter of 1996. Due to the special nature of this project, those revenues have not been replaced in the current year. The Hydro Division gross revenues decrease of $319,437 (68%) is mainly the result of a large injection well project which was completed during the third Quarter of fiscal 1996.

Contracted backlog at February 28, 1997 is $1.6 million. The backlog is no assurance as to future gross revenue levels.

Cost of gross revenues is 76.4% of revenues for the three months ended February 28, 1997, compared to 65.2% for the three months ended February 29, 1996. This increase results primarily from a larger percentage of gross revenues being generated through subcontractors which yields a smaller gross profit than revenue from professional fees.

Selling, general and administrative expenses for the three months ended February 28, 1997 decreased by approximately $439,000 (29%) to $1,095,584 compared to $1,534,367 for the same period of the prior year. The majority of the decrease is due to staff downsizing and reductions in fixed expenses.

Net interest expense increased due to an increase in amounts borrowed.

The decrease in the benefit for income taxes results from the utilization of additional prior year tax loss carrybacks. Taxable losses generated in fiscal year 1996 were carried back to fiscal year 1994. A tax loss carryforward remains to be carried forward and applied against taxable income beginning in fiscal year 1997.

The net loss for the three months ended February 28, 1997 was $787,636, or 53.4% of gross revenues, compared to a net loss of $375,041, or 11.1% for the same period of the prior year. This increase is primarily the result of the decrease in gross revenues, coupled with the decrease in the gross profit percentage.

Comparison of the six months ended February 28, 1997 and February 29, 1996. Gross revenues decreased by 45% to $4,170,756 for the six months ended February 28, 1997, compared to $7,560,485 for the same period of fiscal year 1996. This 45% decrease in gross revenues results from changes in gross revenues in each of the Company's divisions as follows:

                                Gross Revenues For the
                                   Six Months Ended                 % Increase
          Division       February 28, 1997 February 29, 1996        (Decrease)
          --------       -----------------------------------        ----------

Enviro Florida               $1,009,890           $2,342,666            (57)

Enviro South Carolina         1,183,912            2,523,444            (53)

Enviro Tenn                   1,571,448            1,575,161             (1)
                             ----------            ---------

TOTAL ENVIRO DIVISION        $3,765,250           $6,441,271            (42)

HYDRO DIVISION                  405,506            1,119,214            (64)
                             ----------           ----------

TOTAL VIROGROUP, INC.        $4,170,756           $7,560,485            (45)
                             ==========           ==========


Florida operations had a decrease in gross revenues of $1,332,776 (57%) from the prior year, largely due to a reduction of work in the Florida UST program. The majority of the decrease in South Carolina operations of $1,339,532 (53%) was due to a general decline in repeat business as the office's major clients curtailed their spending on environmental projects. The Tennessee gross revenues were substantially the same for the six month period. The Hydro Division gross revenues decrease of $713,708 (64%) is mainly the result of a large injection well project which finished in the third quarter of fiscal 1996.

Cost of gross revenues is 72.9% for the six months ended February 28, 1997, compared to 67.7% for the same period of the prior year. This increase in cost is the result of a larger percentage of gross revenue generated by subcontractors than by professional fees. Revenues from subcontractors carry a smaller gross profit than revenues from professional fees.

Selling, general and administrative expenses for the six months ended February 28, 1997 decreased by approximately $741,000 or 25% to $2,201,645 compared to $2,942,226 for the same period of fiscal 1996. The majority of the decrease is due to staff downsizing and reductions in fixed expenses.

Net interest expense increased due to an increase in interest rates as well as in amounts borrowed. Other income, net, increased due to the disposition of fixed assets and the receipt of an insurance settlement. The Company has not provided a provision for income taxes due to the current year's net loss and has not recorded any tax benefit. It has provided a 100% valuation allowance of the deferred tax asset that results from federal and state net operating loss carry forwards due to the lack of availability of federal and state taxable income within the carryback period, available under the federal and state tax laws as well as the inability to determine the likelihood that future federal and state taxable income will be sufficient to utilize the deferred tax asset.

The net loss for the six months ended February 28, 1997 was $1,118,783, or 26.8% of gross revenues compared to a net loss of $564,161, or 7.5% of gross revenues, for the same period of the prior year. This increase is primarily the result of decreases in gross revenue and increases in cost of sales, partially offset by decreases in selling, general and administrative expenses.

Liquidity and Capital Resources
-------------------------------

The Company's operating activities provided net cash of $2,425,789. The cash was generated by the collection of accounts receivable and the funding of the Florida UST program amounts. The payment of accounts payable and other accrued liabilities totalling approximately $82,000 was necessitated by State law to complete the Florida UST program projects in progress at year-end prior to filing for reimbursement by the State, as well as other work in progress as shown by the decrease in unbilled accounts receivable combined with the decrease in accounts receivable.

The net cash provided by operating activities was mainly used to reduce borrowing from the Company's bank line of credit to zero at February 28, 1997.

Working capital on February 28, 1997 increased by $583,239 as compared to August 31, 1996. Accounts receivable, net, and unbilled accounts receivable decreased by a combined amount of $1,848,765, as a result of the completion of work in progress at August 31, 1996, as well as the result of a decline in gross revenues. Accounts payable and accrued liabilities at February 28, 1997 decreased by a total of $124,144. This decrease results from the decrease in gross revenues, as well as the payment of vendors as projects reach completion.

Inflation has not significantly affected the Company's financial position or operations. Borrowings under the Company's $3.0 million line of credit bear interest at the prime rate of the lender less .25%. The prime rate at February 28, 1997 was 8.25%. No assurance can be given that inflation or the prime rate will not significantly fluctuate, either of which could adversely affect the Company.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting held on Thursday, January 23, 1997, seven members were elected to the Board of Directors for a one year term. The slate for the 1997 Board of Directors contained the following names: Ivan R. Cairns,
A. Denny Ellerman, Charles S. Higgins, Jr., Rick L. McEwen, Sylvester O. Ogden, James L. Wareham, and Kenneth W. Winger.

Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and there was no solicitation in opposition to the nominees of management as listed in the proxy and all nominees were elected.


                          VOTES FOR         VOTES AGAINST       VOTES WITHHELD
                        -------------     -----------------   ------------------
                          5,482,059             230,837              648,812
                        -------------     -----------------   ------------------

Effectuation of a one-for-eight reverse stock split.


                          VOTES FOR         VOTES AGAINST       VOTES WITHHELD
                        -------------     -----------------   ------------------
                          5,113,779             589,517              658,412
                        -------------     -----------------   ------------------


Appointment of Arthur Andersen LLP as the Company's independent accountants for 1997.


                          VOTES FOR         VOTES AGAINST       VOTES WITHHELD
                        -------------     -----------------   ------------------
                          5,127,485             583,311              650,912
                        -------------     -----------------   ------------------

ITEM 6.    EXHIBITS AND REPORT ON FORM 8-K


10.0    Material Contracts

10.39 Loan Agreement, Line-of-Credit Note and Irrevocable Letter of Credit, dated January 20, 1997. (1)

27      Financial Data Schedule (Electronic filing only)


Reports on Form 8-K

None

_________________________

(1) To be filed by amendment.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VIROGROUP, INC.




Date:  April 11, 1997                   By:    /s/ Charles S. Higgins, Jr.
                                             -----------------------------------
                                             Charles S. Higgins, Jr., President
                                             and Chief Executive Officer


Date:  April 11, 1997                   By:   /s/ DeWayne Baskette
                                             -----------------------------------
                                             DeWayne Baskette
                                             Chief Financial Officer