Form 10-Q/A
period 1997-02-28
VIROGROUP INC
filed 1997-04-22
CIK 875044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q/A



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

                                 VIROGROUP, INC.




Date:  April 21, 1997                   By:    /s/ Charles S. Higgins, Jr.
                                             -----------------------------------
                                             Charles S. Higgins, Jr., President
                                             and Chief Executive Officer


Date:  April 21, 1997                   By:   /s/ DeWayne Baskette
                                             -----------------------------------
                                             DeWayne Baskette
                                             Chief Financial Officer