Form 10-Q
period 1997-05-31
VIROGROUP INC
filed 1997-07-15
CIK 875044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
----------        THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  May 31, 1997
                                                  ------------

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

The number of shares outstanding of the registrant's common stock, $.01 Par Value, as of May 31, 1997 was 795,011.

                        VIROGROUP, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                           QUARTER ENDED MAY 31, 1997

                                                                           Page
                                                                           ----

Part I- Financial Information

Consolidated Balance Sheets
 May 31, 1997 and August 31, 1996                                            3

Consolidated Statements of Operations
 Three Months Ended May 31, 1997 and
 May 31, 1996                                                                4

Consolidated Statements of Operations
 Nine Months Ended May 31, 1997 and
 May 31, 1996                                                                5

Consolidated Statements of Cash Flows
 Nine Months Ended May 31, 1997 and
 May 31, 1996                                                                6

Notes to Consolidated Financial Statements                                   7

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                             11


Part II - Other Information                                                 15


Signature Page                                                              17

                        VIROGROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        MAY 31, 1997 AND AUGUST 31, 1996

                                                                     May 31         August 31,
                                                                      1997             1996
                                                                   -----------      -----------
                                                                   (Unaudited)
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents....................................  $    81,479      $   191,001
    Accounts receivable, net of allowance for doubtful
      accounts of $448,801, and $502,551, respectively...........    1,608,991        3,384,426
    Unbilled accounts receivable.................................      553,577          717,946
    Prepaid income taxes.........................................       18,371           26,840
    Prepaid expenses and other...................................      719,791          204,313
                                                                   -----------      -----------
          Total current assets...................................    2,982,209        4,524,526

AMOUNTS DUE FROM STATE AGENCY, net...............................      534,427        2,812,737
PROPERTY AND EQUIPMENT, net......................................      394,599          543,746
OTHER ASSETS.....................................................       34,534           35,261
                                                                   -----------      -----------
          Total assets...........................................  $ 3,945,769      $ 7,916,270
                                                                   ===========      ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable.............................................  $   341,933      $ 1,160,354
    Accrued liabilities..........................................    1,748,409        1,197,026
    Current maturities of long-term debt.........................          493            9,447
    Notes payable................................................      542,768        2,491,429
                                                                   -----------      -----------
          Total current liabilities..............................    2,633,603        4,858,256
                                                                   -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 50,000,000 shares
      authorized, 0 shares outstanding...........................        ---               ---
    Common stock, $.01 par value, 50,000,000 shares
      authorized, 795,011 issued and outstanding at
      August 31, 1996 and 795,011 issued and outstanding
      at May 31, 1997............................................        7,950            7,950
    Additional paid-in capital...................................   18,333,536       18,333,536
    Accumulated deficit..........................................  (17,029,320)     (15,283,472)
                                                                   -----------      -----------
          Total shareholders' equity.............................    1,312,166         3,058,014
                                                                   -----------       -----------
                                                                   $ 3,945,769      $ 7,916,270
                                                                   ===========      ===========





           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        VIROGROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS Three Months
                       Ended May 31, 1997 and May 31, 1996
                                   (Unaudited)



                                                        1997            1996
                                                    -----------     -----------

GROSS REVENUES .................................    $ 1,512,789     $ 3,461,519

COST OF GROSS REVENUES .........................      1,066,891       2,366,963
                                                    -----------     -----------
    Gross profit ...............................        445,898       1,094,556

SELLING, GENERAL & ADMINISTRATIVE EXPENSES,
    including rentals to related party of
    $46,500 in 1997 and 1996 ...................      1,045,136       1,638,065
                                                    -----------     -----------

    Loss from operations .......................       (599,238)       (593,509)

OTHER INCOME (EXPENSE):
    Net interest expense .......................        (42,971)        (44,319)
    Other, net .................................         15,948            (884)
                                                    -----------     -----------

    Loss before income taxes ...................       (626,261)       (638,712)

PROVISION FOR INCOME TAXES .....................           (793)        (86,062)
                                                    -----------     -----------

    Net loss ...................................    $  (627,054)    $  (724,774)
                                                    ===========     ===========

NET LOSS PER SHARE COMMON SHARE ................    $      (.79)    $      (.91)
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .....        795,011         795,011
                                                    ===========     ===========



                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                        VIROGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 Nine Months Ended May 31, 1997 and May 31, 1996
                                   (Unaudited)



                                                        1997            1996
                                                   ------------    ------------

GROSS REVENUES .................................   $  5,683,545    $ 11,022,003

COST OF GROSS REVENUES .........................      4,105,204       7,481,766
                                                   ------------    ------------
    Gross profit ...............................      1,578,341       3,540,237

SELLING, GENERAL & ADMINISTRATIVE EXPENSES,
    including rentals to related party of
    $93,000 in 1997 and 1996 ...................      3,246,780       4,630,292
                                                   ------------    ------------

    Loss from operations .......................     (1,668,439)     (1,090,055)

OTHER INCOME (EXPENSE):
    Net interest expense .......................       (153,257)       (136,929)
    Other, net .................................         76,648           7,123
                                                   ------------    ------------

    Loss before income taxes ...................     (1,745,048)     (1,219,861)

PROVISION FOR INCOME TAXES .....................           (802)         (3,578)
                                                   ------------    ------------

    Net loss ...................................   $ (1,745,850)   $ (1,223,439)
                                                   ============    ============

NET LOSS PER SHARE COMMON SHARE ................   $      (2.20)   $      (1.53)
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .....        795,011         795,011
                                                   ============    ============



                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                        VIROGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended May 31, 1997 and May 31, 1996
                                   (Unaudited)

                                                                   1997           1996
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ..............................................   $(1,745,850)   $(1,223,439)
                                                              -----------    -----------
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities
       Depreciation and amortization ......................       237,780        299,755
       Provision for bad debts ............................        56,420         29,864
       (Gain) loss on disposition of property and equipment       (22,415)         6,152
       Restructuring charge ...............................       (92,837)        17,093
       Relocation charge ..................................        42,000              0
       Changes in assets and liabilities:
         Decrease (increase) in-
           Accounts receivable ............................     1,719,015        206,363
           Unbilled accounts receivable ...................       164,368        522,104
           Prepaid income taxes ...........................         8,469        128,960
           Prepaid expenses and other assets ..............     1,721,830        104,729
         Increase (decrease) in-
           Accounts payable ...............................      (818,419)      (673,618)
           Accrued liabilities ............................       643,949       (225,965)
                                                              -----------    -----------
           Total adjustments ..............................     3,660,160        415,436
                                                              -----------    -----------
      Net cash provided by (used in) operating activities .     1,914,310       (808,002)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ...................       (98,603)       (32,874)
    Proceeds from sale of property and equipment ..........        32,385         28,992
                                                              -----------    -----------
      Net cash provided by (used in) investing activities .       (66,218)        (3,882)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable ...........................     4,591,790      7,286,493
    Repayment of notes payable ............................    (6,540,449)    (6,376,961)
    Repayment of long-term debt ...........................             0       (109,365)
    Repayment of capitalized lease obligations ............        (8,955)       (22,061)
                                                              -----------    -----------
      Net cash provided by (used in) financing activities .    (1,957,614)       778,105
                                                              -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS .....................      (109,522)       (33,779)

CASH AND CASH EQUIVALENTS, beginning of period ............       191,001        104,793
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, end of period ..................   $    81,479    $    71,014
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURES:

    Interest paid .........................................   $   153,257    $   136,929
                                                              ===========    ===========

    Income taxes paid .....................................   $         8    $    24,246
                                                              ===========    ===========


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                       VIROGROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1997
                                  (UNAUDITED)


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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of May 31, 1997 and the results of operations and cash flows for the three-month and nine-month periods ended May 31, 1997 and May 31, 1996.

The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements contained in its Annual Report on Form 10-K for the year ended August 31, 1996, as filed with the Securities and Exchange Commission.

(2)     One-for-Eight Reverse Stock Split

On January 23, 1997, the Company implemented a one-for-eight reverse stock split of the Company's common stock. The effect of the reverse split upon holders of the Company's common stock, is that the total number of shares of the Company's common stock held by each shareholder was automatically converted into that number of whole shares of common stock equal to the number of shares of common stock owned immediately prior to the reverse split divided by eight, adjusted for any fractional shares.

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

At May 31, 1997 these allowances totaled $913,918 with $166,623 applied as a valuation allowance to the amounts due, resulting in a net of $534,427 shown as the Amounts Due From State Agency, net, in the consolidated balance sheet at May 31, 1997. The balance sheet also includes $747,295 which is included as an accrued liability to reflect the Company's liability to pay discounts and denied costs on receivables financed by third-parties.

All of the approximately $3.1 million in unfiled reimbursement applications at August 31, 1996, have been sold to third party financing entities at May 31, 1997. The Company has no recourse on these transactions. The Company used third-party financing to obtain the cash from the financing entity upon application filing thus avoiding the estimated 13 months to be paid by the State. The cost of borrowing from these third parties is less than the cost of borrowing through the Company's revolving credit line. In addition the Company filed approximately $703,050 directly with the State.

Specifically, the Company has entered into several arrangements to finance substantially all the claims to be filed with the State for reimbursement. Generally, these arrangements require the Company to pay a 3 - 4% prepaid interest fee at the time the financing entity pays the Company. This is a non-refundable fee to cover administrative costs and interest costs for up to the first nine months. If the State has not paid the financing entity within the first nine months, the interest costs are .6875% per month thereafter. In addition, the Company has placed 13% of the amounts financed in an interest bearing escrow account to provide for potential state denied costs and state mandated interest discount. The interest earned on the escrowed amounts accrue to the Company's benefit and is recorded as interest income in the period earned.

The Company filed all amounts due from the State prior to the state mandated filing deadline of December 31, 1996.

(5)     Notes Payable

Notes payable at May 31, 1997 and August 31, 1996, consisted of advances against a $3.0 million line of credit. Under this line of credit, the Company may borrow up to $3.0 million at an interest rate of prime (8.50% at May 31, 1997) less
 .25%. Laidlaw, Inc. in lieu of its commitment to provide up to $3.0 million in debt financing to the Company pursuant to the terms of the preferred stock conversion agreement of June 26, 1995, caused a letter of credit to be issued to collateralize the $3.0 million note. Substantially all of the Company's assets secure this obligation to Laidlaw in the event of a draw upon the letter of credit. The line of credit expired January 20, 1997 and the letter of credit expired February 20, 1997. The line of credit was renewed on January 20, 1997 for a one-year period under the same terms and conditions. On January 21, 1997, the letter of credit was renewed for a one-year period, also with the same terms and conditions.

(6)     Restructuring Charge

Primarily due to the 1996 Act and a continued decline in forecasted landfill design work, as well as general market conditions, the Company in fiscal 1996 implemented the third phase of its restructuring program. This action resulted in a one-time restructuring charge to Operating Expenses in fiscal 1996 totaling $326,428. The restructuring costs remaining to be paid at August 31, 1996 were $174,072 and are included in accrued liabilities in the August 31, 1996 consolidated balance sheet. For the nine month period ending May 31, 1997, $92,837 was charged against this accrual primarily for employee severance pay and lease expenses on closed offices. The Company believes the balance of the accrued restructuring charge of $81,235 which is included in accrued liabilities in the accompanying consolidated balance sheet at May 31, 1997 is adequate to absorb the remaining estimated restructuring charges.

On February 18, 1997, the Company announced plans to move its Corporate office to Nashville, TN. The relocation is expected to be complete by the end of the fourth quarter of fiscal 1997. The Company accrued a relocation charge of $42,000 which represents employee severances. This relocation charge is included in accrued liabilities in the accompanying consolidated balance sheet, at May 31, 1997.

(7)     Significant Customer Disclosure

The Company operates in one industry segment, as contemplated by Financial Accounting Standards Board Statement No. 14. During the nine months ended May
31, 1997, Inter-City Corp. "USA" accounted for approximately 10% of total Company revenues. Laidlaw Environmental Services, Inc. and its affiliates, Southern Wood Products, and the State of Tennessee accounted for 8%, 7% and 6% of consolidated gross revenues, respectively. At May 31, 1997, amounts due from these customers aggregated $319,463, and are included in "accounts receivable, net" in the accompanying consolidated balance sheet.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

COMPARISON OF THREE MONTHS ENDED MAY 31, 1997 AND MAY 31, 1996. Gross revenues decreased by 56% to $1,512,789 for the three months ended May 31, 1997, compared to $3,461,519 for the same period of fiscal year 1996. This 56% decrease in gross revenues results from changes in gross revenues in each of the Company's divisions as follows:

                               Gross Revenues For the
                                 Three Months Ended                 % Increase
      Division                May 31, 1997 May 31, 1996             (Decrease)
      --------             -------------------------------          ----------

Enviro Florida             $  398,003           $  942,009              (58)

Enviro South Carolina         445,765            1,104,056              (60)

Enviro Tenn                   468,097              994,335              (53)
                           ----------           ----------

TOTAL ENVIRO DIVISION      $1,311,865           $3,040,400              (57)

HYDRO DIVISION                200,924              421,119              (53)
                           ----------           ----------

TOTAL VIROGROUP, INC.      $1,512,789           $3,461,519              (56)
                           ==========           ==========


Florida operations had a decrease in gross revenues of $544,006 (58%) from the prior year, mainly due to the curtailment of the Florida UST program. The majority of the decrease in the South Carolina operations of $658,291 (60%) was due to a reduction in work assignment by the office's major client. The Tennessee gross revenues decrease of $526,238 (53%) was primarily the result of completing a single large remediation project during the third Quarter of 1996. Due to the special nature of this project, those revenues have not been replaced in the current year. The Hydro Division gross revenues decrease of $220,195 (53%) is mainly the result of a large injection well project which was completed during the third Quarter of fiscal 1996, and there was no large project in the third quarter of fiscal 1997 to replace that job.

Contracted backlog at May 31, 1997 is $3.4 million. The backlog is no assurance as to future gross revenue levels.

Cost of gross revenues is 70.5% of revenues for the three months ended May 31, 1997, compared to 68.4% for the three months ended May 31, 1996. This increase results primarily from a larger percentage of gross revenues being generated through subcontractors which yields a smaller gross profit than revenue from professional fees.

Selling, general and administrative expenses for the three months ended May 31, 1997 decreased by approximately $592,929 (36%) to $1,045,136 compared to $1,638,065 for the same period of the prior year. The majority of the decrease is due to staff downsizing and reductions in fixed expenses.

Net interest expense remained the same due to a flat demand in amounts borrowed.

The net loss for the three months ended May 31, 1997 was $627,054, or 41.4% of gross revenues, compared to a net loss of $724,774, or 20.9% for the same period of the prior year. This increase is primarily the result of the decrease in gross revenues, coupled with the decrease in the gross profit percentage.

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 1997 AND MAY 31, 1996. Gross revenues decreased by 48% to $5,683,545 for the nine months ended May 31, 1997, compared to $11,022,003 for the same period of fiscal year 1996. This 48% decrease in gross revenues results from changes in gross revenues in each of the Company's divisions as follows:

                                  Gross Revenues For the
                                     Nine Months Ended             % Increase
     Division                    May 31, 1997 May 31, 1996         (Decrease)
      --------                -------------------------------      ----------

Enviro Florida                $1,407,895           $3,758,561           (62)

Enviro South Carolina          1,629,676            3,310,961           (50)

Enviro Tenn                    2,039,543            2,412,148           (15)
                              ----------           ----------

TOTAL ENVIRO DIVISION         $5,077,114           $9,481,670           (46)

HYDRO DIVISION                   606,431            1,540,333           (60)
                              ----------           ----------

TOTAL VIROGROUP, INC.         $5,683,545           $11,022,003          (48)
                              ==========           ===========


Florida operations had a decrease in gross revenues of $2,350,666 (62%) from the prior year, largely due to a reduction of work in the Florida UST program. The majority of the decrease in South Carolina operations of $1,681,285 (50%) was due to a general decline in repeat business as that office's major clients decrease in their spending on environmental projects. The Tennessee gross revenues were substantially the same for the nine month period. The Hydro Division gross revenues decrease of $933,902 (60%) is mainly the result of a large injection well project which finished in the third quarter of fiscal 1996.

Cost of gross revenues is 72.2% for the nine months ended May 31, 1997, compared to 67.9% for the same period of the prior year. This increase in cost is the result of a larger percentage of gross revenue being generated by subcontractors than in prior years. Revenues from subcontractors carry a smaller gross profit than revenues from professional fees.

Selling, general and administrative expenses for the nine months ended May 31, 1997 decreased by $1,383,512 or 29.9% to $3,246,780 compared to $4,630,292 for the same period of fiscal 1996. The majority of the decrease is due to staff downsizing and reductions in fixed expenses.

The Company has not provided a provision for Federal income taxes due to the current year's net loss and has not recorded any tax benefit. It has provided a 100% valuation allowance of the deferred tax asset that results from federal and state net operating loss carry forwards due to the lack of availability of federal and state taxable income within the carryback period, available under the federal and state tax laws as well as the inability to determine the timing of the future federal and state taxable income which will be sufficient to utilize the deferred tax asset.

The net loss for the nine months ended May 31, 1997 was $1,745,850, or 30.7% of gross revenues compared to a net loss of $1,223,439 or 11.1% of gross revenues, for the same period of the prior year. This increase is primarily the result of decreases in gross revenue and increases in cost of sales, partially offset by decreases in selling, general and administrative expenses.

Liquidity and Capital Resources
-------------------------------

The Company's operating activities provided net cash of $1,914,310. The cash was generated by the collection of accounts receivable and the third party funding of the Florida UST program amounts. The payment of accounts payable and other accrued liabilities totalling approximately $820,000 was necessitated by State law to complete the Florida UST program projects in progress at year-end prior to filing for reimbursement by the State, as well as other work in progress as shown by the decrease in unbilled accounts receivable combined with the decrease in accounts receivable.

The net cash provided by operating activities was mainly used to reduce the Company's line of credit. As of May 31, 1997 the Company's line of credit balance was $542,768.

Working capital on May 31, 1997 increased by $682,336 as compared to August 31, 1996. Accounts receivable, net, and unbilled accounts receivable decreased by a combined amount of $1,939,804 as a result of the completion of work in progress at August 31, 1996, as well as the result of a decline in gross revenues. Accounts payable and accrued liabilities at May 31, 1997 decreased by a total of $267,038, for the same period. This decrease results from the decrease in gross revenues, as well as the payment of vendors as projects reach completion.

Inflation has not significantly affected the Company's financial position or operations. Borrowings under the Company's $3.0 million line of credit bear interest at the prime rate of the lender less .25%. The prime rate at May 31, 1997 was 8.50%. No assurance can be given that inflation or the prime rate will not significantly fluctuate, either of which could adversely affect the Company.

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


                         VOTES FOR         VOTES AGAINST        VOTES WITHHELD
                       -------------       -------------        --------------
                         5,482,059            230,837               648,812
                       -------------       -------------        --------------


Subsequent to the vote of the security holders at the annual meeting on January 23, 1997, Ivan R. Cairns resigned from the Board and has been replaced by James
J. Hattler. James L. Wareham has also resigned as of June 24, 1997 and has not yet been replaced.

Effectuation of a one-for-eight reverse stock split.


                         VOTES FOR         VOTES AGAINST        VOTES WITHHELD
                       -------------       -------------        --------------
                          5,113,779           589,517               658,412
                       -------------       -------------        --------------


Appointment of Arthur Andersen LLP as the Company's independent accountants for 1997.


                         VOTES FOR         VOTES AGAINST        VOTES WITHHELD
                       -------------       -------------        --------------
                          5,127,485           583,311               650,912
                       -------------       -------------        --------------

ITEM 6.    EXHIBITS AND REPORT ON FORM 8-K


10.0    Material Contracts

10.39 Loan Agreement, Line-of-Credit Note and Irrevocable Letter of Credit, dated January 20, 1997.

27      Financial Data Schedule (Electronic filing only).


Reports on Form 8-K

None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VIROGROUP, INC.




Date:  July 10, 1997                    By:    /s/ Charles S. Higgins, Jr.
                                             -----------------------------------
                                             Charles S. Higgins, Jr., President
                                             and Chief Executive Officer


Date:  July 10, 1997                    By:   /s/ DeWayne Baskette
                                             -----------------------------------
                                             DeWayne Baskette
                                             Chief Financial Officer

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VIROGROUP, INC.




Date:  July 10, 1997                    By:
                                             -----------------------------------
                                             Charles S. Higgins, Jr., President
                                             and Chief Executive Officer

Date:  July 10, 1997                    By:  -----------------------------------
                                             DeWayne Baskette
                                             Chief Financial Officer