Form 10-Q/A
period 1997-05-31
VIROGROUP INC
filed 1997-07-17
CIK 875044

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

                        VIROGROUP, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-QA
                           QUARTER ENDED MAY 31, 1997


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

                        VIROGROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        MAY 31, 1997 AND AUGUST 31, 1996

                                                                     May 31         August 31,
                                                                      1997             1996
                                                                   -----------      -----------
                                                                   (Unaudited)
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents....................................  $    81,479      $   191,001
    Accounts receivable, net of allowance for doubtful
      accounts of $448,801, and $502,551, respectively...........    1,608,991        3,384,426
    Unbilled accounts receivable.................................      553,577          717,946
    Prepaid income taxes.........................................       18,371           26,840
    Prepaid expenses and other...................................      719,791          204,313
                                                                   -----------      -----------
          Total current assets...................................    2,982,209        4,524,526

AMOUNTS DUE FROM STATE AGENCY, net...............................      534,427        2,812,737
PROPERTY AND EQUIPMENT, net......................................      394,599          543,746
OTHER ASSETS.....................................................       34,534           35,261
                                                                   -----------      -----------
          Total assets...........................................  $ 3,945,769      $ 7,916,270
                                                                   ===========      ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable.............................................  $   341,933      $ 1,160,354
    Accrued liabilities..........................................    1,748,409        1,197,026
    Current maturities of long-term debt.........................          493            9,447
    Notes payable................................................      542,768        2,491,429
                                                                   -----------      -----------
          Total current liabilities..............................    2,633,603        4,858,256
                                                                   -----------      -----------


SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 50,000,000 shares
      authorized, 0 shares outstanding...........................        ---               ---
    Common stock, $.01 par value, 50,000,000 shares
      authorized, 795,011 issued and outstanding at
      August 31, 1996 and 795,011 issued and outstanding
      at May 31, 1997............................................        7,950            7,950

    Additional paid-in capital...................................   18,333,536       18,333,536
    Accumulated deficit..........................................  (17,029,320)     (15,283,472)
                                                                   -----------      -----------
          Total shareholders' equity.............................    1,312,166        3,058,014
                                                                   -----------      -----------
          Total liabilities and shareholders' equity.............  $ 3,945,769      $ 7,916,270






           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        VIROGROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS Three Months
                       Ended May 31, 1997 and May 31, 1996
                                   (Unaudited)

                                                       1997             1996
                                                    -----------     -----------

GROSS REVENUES .................................    $ 1,512,789     $ 3,461,516

COST OF GROSS REVENUES .........................      1,066,891       2,366,980
                                                    -----------     -----------
    Gross profit ...............................        445,898       1,094,536

SELLING, GENERAL & ADMINISTRATIVE EXPENSES,
    including rentals to related party of
    $46,500 in 1997 and 1996 ...................      1,045,136       1,688,065
                                                    -----------     -----------

    Loss from operations .......................       (599,238)       (593,529)

OTHER INCOME (EXPENSE):
    Net interest expense .......................        (42,971)        (44,002)
    Other, net .................................         15,948          (1,201)
                                                    -----------     -----------

    Loss before income taxes ...................       (626,261)       (638,732)

PROVISION FOR INCOME TAXES .....................            793          20,545
                                                    -----------     -----------

    Net loss ...................................    $  (627,054)    $  (659,277)
                                                    ===========     ===========

NET LOSS PER SHARE COMMON SHARE ................    $      (.79)    $      (.83)
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .....        795,011         795,011
                                                    ===========     ===========




                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                        VIROGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 Nine Months Ended May 31, 1997 and May 31, 1996
                                   (Unaudited)



                                                       1997            1996
                                                   ------------    ------------


GROSS REVENUES .................................   $  5,683,545    $ 11,022,001

COST OF GROSS REVENUES .........................      4,105,204       7,481,766
                                                   ------------    ------------
    Gross profit ...............................      1,578,341       3,540,235

SELLING, GENERAL & ADMINISTRATIVE EXPENSES,
    including rentals to related party of
    $93,000 in 1997 and 1996 ...................      3,246,780       4,630,291
                                                   ------------    ------------

    Loss from operations .......................     (1,668,439)     (1,090,056)

OTHER INCOME (EXPENSE):
    Net interest expense .......................       (153,257)       (134,863)
    Other, net .................................         76,648           5,059
                                                   ------------    ------------

    Loss before income taxes ...................     (1,745,048)     (1,219,860)

PROVISION FOR INCOME TAXES .....................            802           3,578
                                                   ------------    ------------

    Net loss ...................................   $ (1,745,850)   $ (1,223,438)
                                                   ============    ============

NET LOSS PER SHARE COMMON SHARE ................   $      (2.20)   $      (1.53)
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .....        795,011         795,011
                                                   ============    ============




                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                        VIROGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended May 31, 1997 and May 31, 1996
                                   (Unaudited)

                                                                 1997           1996
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ..............................................   $(1,745,850)   $(1,223,438)
                                                              -----------    -----------
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities
       Depreciation and amortization ......................       237,780        299,754
       Provision for bad debts ............................        56,420         29,864
       (Gain) loss on disposition of property and equipment       (22,415)         6,152
       Restructuring charge ...............................       (92,837)             0
       Relocation charge ..................................        42,000              0
       Changes in assets and liabilities:
         Decrease (increase) in-
           Accounts receivable ............................     1,719,015        217,151
           Unbilled accounts receivable ...................       164,368        522,104
           Prepaid income taxes ...........................         8,469        128,960
           Prepaid expenses and other assets ..............     1,721,830         93,941
         Increase (decrease) in-
           Accounts payable ...............................      (818,419)      (369,514)
           Accrued liabilities ............................       643,949       (512,976)
                                                              -----------    -----------
           Total adjustments ..............................     3,660,160        415,436
                                                              -----------    -----------
      Net cash provided by (used in) operating activities .     1,914,310       (808,002)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ...................       (98,603)       (32,874)
    Proceeds from sale of property and equipment ..........        32,385         28,992
                                                              -----------    -----------
      Net cash provided by (used in) investing activities .       (66,218)        (3,882)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable ...........................     4,591,790      7,286,493
    Repayment of notes payable ............................    (6,540,449)    (6,376,962)
    Repayment of long-term debt ...........................             0       (109,365)
    Repayment of capitalized lease obligations ............        (8,955)       (22,061)
                                                              -----------    -----------
      Net cash provided by (used in) financing activities .    (1,957,614)       778,105
                                                              -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS .....................      (109,522)       (33,779)

CASH AND CASH EQUIVALENTS, beginning of period ............       191,001        104,793
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, end of period ..................   $    81,479    $    71,014
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURES:

    Interest paid .........................................   $   153,257    $   136,929
                                                              ===========    ===========

    Income taxes paid .....................................   $         8    $    24,246
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


In May, 1996 a new law (the "1996 Act") was passed which implemented significant changes to the reimbursement program and addressed the estimated $450 million backlog of unpaid claims. The 1996 Act provides for the elimination of the reimbursement program effective August 1, 1996 and requires all reimbursement applications to be submitted by December 31, 1996. Also, the 1996 Act creates a non-profit public benefit corporation, which is expected to be operational during the Summer of 1997, to finance the unpaid backlog. This non-profit corporation is charged with financing the estimated unpaid $450 million backlog with certificates of indebtedness. Payment of claims will be on a first-come, first-served methodology based on application filing date and an assumed annual allocation rate of $100 million. Claims paid will be subject to a 3.5% annual discount in consideration of the anticipated accelerated payment as compared to the previously expected period of 4 to 5 years. The Company estimates the State will not make significant payments under the program until the fourth quarter of fiscal 1997 and continue through the second quarter of fiscal 1998.

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


All of the approximately $3.1 million in reimbursement applications at August 31, 1996, have been sold to third party financing entities at May 31, 1997. The Company has no recourse on these transactions. The Company used third-party financing to obtain the cash from the financing entity upon application filing thus avoiding the estimated 13 months to be paid by the State. The cost of borrowing from these third parties is less than the cost of borrowing through the Company's revolving credit line. In addition the Company filed approximately $703,050 directly with the State.

Specifically, the Company has entered into several arrangements to finance substantially all the claims to be filed with the State for reimbursement. Generally, these arrangements require the Company to pay a 3 - 4% prepaid interest fee at the time the financing entity pays the Company. This is a non-refundable fee to cover administrative costs and interest costs for up to the first nine months. If the State has not paid the financing entity within the first nine months, the interest costs are .6875% per month thereafter. In addition, the Company has placed 13% of the amounts financed in an interest bearing escrow account to provide for potential state denied costs and state mandated interest discount. The interest earned on the escrowed amounts accrues to the Company's benefit and is recorded as interest income in the period earned.


The Company filed all amounts due from the State prior to the state mandated filing deadline of December 31, 1996.

(5)     Notes Payable

Notes payable at May 31, 1997 and August 31, 1996, consisted of advances against a $3.0 million line of credit. Under this line of credit, the Company may borrow up to $3.0 million at an interest rate of prime (8.50% at May 31, 1997) less
 .25%. Laidlaw, Inc. in lieu of its commitment to provide up to $3.0 million in debt financing to the Company pursuant to the terms of the preferred stock conversion agreement of June 26, 1995, caused a letter of credit to be issued to collateralize the $3.0 million note. Substantially all of the Company's assets secure this obligation to Laidlaw in the event of a draw upon the letter of credit. The line of credit expires January 20, 1998 and the letter of credit expires January 21, 1998.


(6)     Restructuring Charge


Primarily due to the 1996 Act and a continued decline in forecasted landfill design work, as well as general market conditions, the Company in fiscal 1996 implemented the third phase of its restructuring program. This action resulted in a one-time restructuring charge to Operating Expenses in fiscal 1996 of $326,428. The restructuring costs remaining to be paid at August 31, 1996 were $174,072 and are included in accrued liabilities in the August 31, 1996 consolidated balance sheet. For the nine month period ending May 31, 1997, $92,837 was charged against this accrual primarily for employee severance pay and lease expenses on closed offices. The Company believes the balance of the accrued restructuring charge of $81,235 which is included in accrued liabilities in the accompanying consolidated balance sheet at May 31, 1997 is adequate to absorb the remaining estimated restructuring charges.


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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

COMPARISON OF THREE MONTHS ENDED MAY 31, 1997 AND MAY 31, 1996. Gross revenues decreased by 56% to $1,512,789 for the three months ended May 31, 1997, compared to $3,461,516 for the same period of fiscal year 1996. This 56% decrease in gross revenues results from changes in gross revenues in each of the Company's divisions as follows:


                                 Gross Revenues For the
                                    Three Months Ended              % Increase
        Division                 May 31, 1997 May 31, 1996          (Decrease)
        --------              -------------------------------       ----------

Enviro Florida                $  398,003           $  942,006           (58)

Enviro South Carolina            445,765            1,104,056           (60)

Enviro Tenn                      468,097              994,335           (53)
                              ----------           ----------

TOTAL ENVIRO DIVISION         $1,311,865           $3,040,397           (57)

HYDRO DIVISION                   200,924              421,119           (53)
                              ----------           ----------

TOTAL VIROGROUP, INC.         $1,512,789           $3,461,516           (56)
                              ==========           ==========


Florida operations had a decrease in gross revenues of $544,003 (58%) from the prior year, mainly due to the curtailment of the Florida UST program. The majority of the decrease in the South Carolina operations of $658,291 (60%) was due to a reduction in work assignment by the office's major client. The Tennessee gross revenues decrease of $526,238 (53%) was primarily the result of completing a single large remediation project during the third Quarter of 1996 which, due to the special nature of the project, was not replaced in the current year. The Hydro Division gross revenues decrease of $220,195 (53%) was also the result of a large project (an injection well) which was completed during the third Quarter of fiscal 1996.

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


Selling, general and administrative expenses for the three months ended May 31, 1997 decreased by approximately $642,929 (38%) compared to the same period of the prior year. The majority of the decrease is due to staff downsizing and reductions in fixed expenses.

Net interest expense remained the same on the amounts borrowed.



COMPARISON OF THE NINE MONTHS ENDED MAY 31, 1997 AND MAY 31, 1996. Gross revenues decreased by 48% to $5,683,545 for the nine months ended May 31, 1997, compared to $11,022,001 for the same period of fiscal year 1996. This 48% decrease in gross revenues results from changes in gross revenues in each of the Company's divisions as follows:

                                 Gross Revenues For the
                                   Nine Months Ended              % Increase
      Division                  May 31, 1997 May 31, 1996          (Decrease)
      --------                -------------------------------     -----------

Enviro Florida                $1,407,895           $3,758,561          (62)

Enviro South Carolina          1,629,676            3,310,961          (50)

Enviro Tenn                    2,039,543            2,412,148          (15)
                              ----------           ----------

TOTAL ENVIRO DIVISION         $5,077,114           $9,481,670          (46)

HYDRO DIVISION                   606,431            1,540,331          (60)
                              ----------           ----------

TOTAL VIROGROUP, INC.         $5,683,545           $11,022,001         (48)
                              ==========           ===========

Florida operations had a decrease in gross revenues of $2,350,666 (62%) from the prior year, largely due to a reduction of work in the Florida UST program. The majority of the decrease in South Carolina operations of $1,681,285 (50%) was due to a general decline in repeat business as that office's major clients decrease in their spending on environmental projects. The Tennessee gross revenues were substantially the same for the nine month period. The Hydro Division gross revenues decrease of $933,900 (60%) is mainly the result of a large injection well project which finished in the third quarter of fiscal 1996.

Cost of gross revenues is 72.2% for the nine months ended May 31, 1997, compared to 67.9% for the same period of the prior year. This increase in cost is the result of a larger percentage of gross revenue being generated by subcontractors than in prior years. Revenues from subcontractors carry a smaller gross profit than revenues from professional fees.


Selling, general and administrative expenses for the nine months ended May 31, 1997 decreased by $1,383,511 or 29.9% to $3,246,780 compared to $4,630,291 for the same period of fiscal 1996. The majority of the decrease is due to staff downsizing and reductions in fixed expenses.


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


The net loss for the nine months ended May 31, 1997 was $1,745,850, or 30.7% of gross revenues compared to a net loss of $1,223,438 or 11.1% of gross revenues, for the same period of the prior year. This increase is primarily the result of decreases in gross revenue and increases in cost of sales, partially offset by decreases in selling, general and administrative expenses.


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