Form 10-K405
period 1997-08-31
VIROGROUP INC
filed 1997-11-28
CIK 875044

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                              ---------------------

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                         Commission file number 0-19350

                                 ViroGroup, Inc.
              Exact name of Registrant as specified in its charter

              FLORIDA                                      59-1671036
   (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                     Identification No.)

                          5217 Linbar Drive, Suite 309
                               Nashville, TN 37211
                    (Address of principal executive offices)

                  Registrant's telephone number: (615) 832-0081

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
          Title of each class                             on which registered
          -------------------                             -------------------

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.01 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of November 17, 1997 the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $225,060.

         As of November 17, 1997, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 795,214.

         Information required by Part III is incorporated by reference to portions of the Registrant's 1998 Proxy Statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1997 fiscal year.

================================================================================

                                     PART I

ITEM 1. BUSINESS

         ViroGroup, Inc. (the "Company"), provides a wide range of environmental services to assess and remediate groundwater and soil contamination, to design and monitor solid and hazardous waste landfills, to protect air quality, to assure regulatory compliance and to develop groundwater resources. The Company's strategy is to provide a comprehensive array of services through integrated utilization of a skilled technical staff consisting of hydrogeologists, environ-mental engineers, chemical engineers, chemists, biologists, computer modelers and others to find optimum solutions to a client's environmental challenges. The Company's current market focus is centered on North America with most of its business in the Southeastern United States.

BACKGROUND AND ORGANIZATION

         The Company's client base is diversified. Its clients range in size from large, publicly held corporations to municipalities and local enterprises, including industrial firms, sales and service companies, service stations, and utilities. The majority of the Company's revenues are derived from private-sector clients.

         The Company's first office was established in Cape Coral, Florida in 1976 and primarily focused on the development, management and protection of groundwater resources such as drinking water. Subsequently, the Company broadened its scope of services to include other environmental services. Primarily in response to anticipated demand for underground petroleum storage tank site assessments and remediations to be paid by the State of Florida through its Inland Protection Trust Fund, the Company in fiscal years 1989 through 1992 opened six additional offices in Florida. In March, 1995, the State suddenly curtailed the program significantly reducing the available work. Primarily as a result of this curtailment, the Company closed three of its offices in 1995 and 1996. The Company also closed two small, nonprofitable offices in Florida and decreased the size of its South Carolina office by one-third in 1997. Present Company locations in Florida are Cape Coral and Pensacola.

         During fiscal 1992, the Company, in exchange for common stock and cash, acquired a company which mainly provides planning, design and construction Quality Control/Quality Assurance, facility permitting and closure, as well as wastewater services to the solid and hazardous waste management industries. Through this acquisition, the Company acquired locations in California, New York and South Carolina. The New York and California offices were closed in fiscal 1994 and 1996, respectively.

         During fiscal 1993 the Company acquired an environmental and remediation services company in Nashville, Tennessee, from a Laidlaw Inc. (Laidlaw) affiliate in exchange for 600,000 shares of the Company's Series A Preferred Stock. On the same date the Company sold to another Laidlaw affiliate an additional 200,000 shares of Series A Preferred Stock for $2,000,000 in cash. In June 1995 these entities surrendered these holdings in exchange for 397,607 of the Company's $0.01 par value common shares, which represents 50% of the Company's total shares after giving effect to the one-for-eight reverse stock split on January 23, 1997. In addition, the agreement included the following provisions:

- Should Laidlaw sell or transfer the Common Stock received under this agreement at any time between two and six years after issuance, holders of other outstanding Common Shares will be granted the right to participate in any such transaction on the same basis, terms and conditions.

- ViroGroup's Board of Directors was reduced from nine members to seven, three of whom are to be nominated by the holders of the Common Stock issued under the agreement.

- Commencing with the issuance of the Common Stock and for a three-year period thereafter, Laidlaw agreed to extend to ViroGroup a $3.0 million line of credit subordinated to and bearing the same interest rate as the Company's existing bank credit line. Laidlaw, in lieu of its commitment to provide the debt financing to the Company, caused a letter of credit to be issued to collateralize the Company's $3.0 million line of credit to a bank lender. Substantially all of the Company's assets secure this obligation to Laidlaw in the event of a draw upon the line of credit.

         Furthermore, Laidlaw waived unpaid preferred stock dividends totaling $180,445. As a result of this preferred stock conversion and waiver, the Company is no longer obligated to pay an annual preferred stock dividend of $560,000.

         In 1996, Laidlaw affiliates were the Company's largest clients, accounting for approximately 20 per cent of the Company's revenues. In 1997, Laidlaw affiliates accounted for only 8 per cent of revenues.

         The Company is organized into two broad service divisions. These service divisions are Environmental Consulting and Engineering Services, and Hydrogeological and Water Resources Services. Through this organization, each office utilizes the Company's full resources regardless of geographical location, thus contributing to optimizing solutions that address our clients' diverse environmental challenges. This merger of the Company's talent is designed to maximize staff utilization while reducing overhead costs. All Company locations use the name of ViroGroup as their identity.

         The Company's common stock is listed on the Nasdaq SmallCap System.

         The Company's principal executive offices are located at 5217 Linbar Drive, Suite 309, Nashville, Tennessee 37211, and its phone number is (615) 832-0081. Unless otherwise indicated, references herein to specific years correspond to the Company's fiscal year ending August 31.

Environmental Consulting and Engineering Services

         The Company provides professional services in the following areas: environmental management information services, bio-remediation, remediation design, construction management, contamination assessment, risk assessment, underground storage tank management, transactional environmental audits, operational environmental audits, air quality management, and wastewater management and regulatory assistance, as well as hazardous and solid/liquid waste management consulting services and other services. Environmental, Consulting and Engineering services comprised approximately 89% of the Company's 1997 consolidated gross revenues.

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

         Bio-remediation Services. During fiscal 1996 the Company added a new bio-remediation technology to its line of services known as the immobilized microbe bio-reactor system. This technology is a biological treatment process which is a simple, efficient and effective method for treating entrenched organic contamination in both soil and groundwater. It has distinct performance benefits over many traditional bio-remediation technologies and can offer lower cost, efficient remediation for large area contamination.

         Solid and Hazardous Waste Management Services. These services include planning, design and construction services, facility permitting, permit modifications and construction quality control inspections. Solid waste services are almost exclusively offered to the private sector while wastewater services are mainly offered to county and city governments.

         Environmental Management Services (EMS). During fiscal 1996 the Company added database design services to help clients efficiently manage their compliance programs. Environmental compliance can be extremely time-consuming and complex. The Company's EMS staff works with clients to evaluate their needs for compliance and designs a database which easily and timely generates automatic tracking, specification calculations and compliance reports. This modular system allows clients to select modules for air permitting, discharge monitoring reporting, permit tracking, and hazardous waste tracking, as well as specific client customized modules. Such flexibility allows the Company to easily tailor these applications to each client's needs and budget.

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

         In May, 1996 a new law (the "1996 Act") was passed which implemented significant changes to the reimbursement program and addressed the estimated $450 million backlog of unpaid claims. The 1996 Act provided for the elimination of the reimbursement program effective August 1, 1996 and required all reimbursement applications to be submitted by December 31, 1996. Also, the 1996 Act created a non-profit public benefit corporation, which became operational in the Fall of 1997, to finance the unpaid backlog. This non-profit corporation is charged with financing the estimated backlog of 9,500 claims totaling over $556 million. Payment of claims will be on a first-come, first-served methodology based on application filing date and an assumed annual allocation rate of $100 million. Claims paid will be subject to a 3.5% annual discount in consideration of the anticipated accelerated payment as compared to the previously expected period of 4 to 5 years. Based upon information received from the State of Florida, it is currently anticipated that payment of the initial portion of the claims (approximately $213 million) should begin in the first quarter of calendar 1998; however, no assurance of that timetable can be given.

         The Company in prior fiscal years recorded valuation allowances on the amounts due to reflect the State mandated discount and potential denied costs. At August 31, 1996 allowances totaled $931,665 with $889,937 applied as a valuation allowance to the amounts due, resulting in a net amount of $2,812,737 shown as the Amounts Due from State Agency, net, in the accompanying consolidated balance sheet.

         At August 31, 1997 allowances totaled $913,918 with $166,623 applied as a valuation allowance to the amounts due, resulting in a net of $512,927 shown as the Amounts Due From State Agency, net, in the accompanying consolidated balance sheet. The balance sheet also includes $747,295 which is included in Accrued liabilities to reflect the Company's liability to pay discounts and denied costs on receivables sold to third-parties.

         All of the approximately $3.1 million in reimbursement applications which were unfiled at August 31, 1996, have been sold to third party financing entities at August 31, 1997. The Company used third-party funding to obtain the cash from the financing entities to avoid the long payout period by the State. In addition to selling the previously mentioned claims, the Company filed approximately $703,000 directly with the State.

         Specifically, the Company entered into several arrangements to sell substantially all the claims filed with the State for reimbursement. These arrangements required prepayment of a 3 - 4% prepaid fee to cover administrative and other costs for up to the first nine months at the time the financing entity paid the Company.

         If the State has not paid the funding entities within the first nine months, the Company will pay indemnification costs at the rate of .6875% per month beginning October 1997. In January 1998, the indemnification rate begins to increase each month and could reach 12.375% per month in August 1998. The effect of the rate increase is to generate an overall yield, since inception, of 8.25%. These indemnification costs are being charged against the reserve account at the present time. In the event the State does not meet the projected payment schedule beginning in the first quarter of calendar year 1998, the reserves will not be adequate to absorb all of the indemnification costs.

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

         The Company has developed an internal system of classification with scopes of service for various levels of environmental audits ranging from data review and site visits to cases of increased complexity requiring site testing of groundwater, surface water, soils and air for asbestos, radon and other harmful substances. If an audit identifies contamination, an "assessment" of the site follows to determine the extent and significance of the contamination.

         Air Quality Management. The Company's services include: emissions reduction studies, atmospheric dispersion modeling, air-quality control system design and assistance in obtaining permits. Title V permitting and associated process engineering services are provided to a variety of industrial sectors. The Company's professionals provide enforcement representation, negotiation of financial settlements and consent orders and expert witness services to address air quality issues during administrative and judicial proceedings.

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

HYDROGEOLOGICAL AND WATER RESOURCES SERVICES

         The Company provides professional services for water supply development, injection well design and water resource planning. These services include computer modeling to assess surface water influences as well as groundwater changes. Computer modeling services result in site-condition analysis ranging from contaminant plume migration to regional well field impacts. Groundwater resource management services are provided primarily in the southeastern United States and the Caribbean. These services comprise approximately 11% of the Company's consolidated gross revenues.

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

CLIENTS

         Almost all of the clients that retain the Company to provide environmental services are private-sector clients ranging from large, publicly traded corporations to local enterprises, including industrial, sales and service companies and service stations. Almost all of the clients that retain the Company to provide groundwater resource management services, which principally relate to public water supply development, are public and private utilities and governmental water supply systems. The Company does not provide services to governmental units in connection with regulatory enforcement actions against private companies.

         During fiscal 1997, the Company's 10 largest clients, in the aggregate, accounted for approximately 50% of gross revenues. The Company's largest client, International Comfort Products, is an international business which has no ownership association with ViroGroup. This client accounts for approximately 14% of total revenues and the loss of this client could have a material adverse effect on the Company. No other client accounted for more than 10% of total revenues.

MARKETING

         The Company's sales and marketing efforts focus on developing new clients including national accounts and generating new business from existing clients. The Company believes its corporate sales and marketing program, which includes three fulltime, professional sales people, teamed with localized marketing by the professional consulting staff is the most effective method of generating revenues. Marketing activities include presentations by senior staff personnel to civic and professional associations, presentations at seminars and publication of articles in professional journals.

PRICING

         Approximately 75% of the Company's business consists of charging clients for hours worked on their project plus expenses incurred for their job. The remainder of the revenues are generated by fixed fee contracting and unit price contracts. In all material instances, the fixed fee contracts are for services with which the Company has substantial experience and can reasonably predict costs requirements.

         The business of the Company is somewhat seasonal. Materials and third-party services used in performing the contracted work are readily available.

BACKLOG

         As of August 31, 1997, the Company's backlog was approximately $4,000,000, compared to approximately $2,000,000 as of August 31, 1996. Management does not believe backlog is a meaningful indication of future revenues.

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

INSURANCE AND LIABILITY

         It has been both a Company policy, and a requirement of many clients, for the Company to carry insurance for the services it performs. The Company maintains professional liability and contractor's pollution liability insurance in the amount of $5,000,000. The Company's general liability insurance is in the amount of $2,000,000 plus $5,000,000 in excess liability coverage. Aggressive enforcement of RCRA and Superfund Act regulations and legal decisions adverse to insurance carriers involving pollution damage may make it difficult for the Company and others in its industry to obtain adequate liability insurance in the future. In addition, the professional liability insurance policy is available only on a claims made basis, so the insured is only covered if it maintains coverage. While the Company believes it operates safely and prudently, there are various exclusions under its insurance policies and there is no assurance that all possible liabilities that may be incurred by the Company are covered by its insurance or that the dollar amount of such liabilities will not exceed the Company's policy limits.

EMPLOYEES

         At August 31, 1997, the Company had 64 fulltime employees of whom 31 hold technical degrees and 12 of whom held advanced degrees. The technical/professional staff includes hydrogeologists, environmental engineers, chemical engineers, civil engineers, geologists and others.

         The Company's ability to retain and expand its staff of qualified professionals will be an important factor in determining the Company's future success. None of the Company's employees is represented by a union. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

         The Company leases the following facilities:

                                                                         APPROXIMATE          EXPIRATION
          LOCATION                           USED FOR                  SQUARE FOOTAGE             DATE
          --------                           --------                  --------------             ----

Nashville, Tennessee                        Corporate                      13,000                 1998
                                         Headquarters and
                                        Operations Office

Pensacola, Florida                      Operations Office                   3,200                 1999

Lexington, South                        Operations Office                   3,400                 1999
Carolina

Cape Coral, Florida                     Operations Office                  13,000                 2002

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

         The parties are now compelled to submit to arbitration, and Management believes the Company's exposure will be substantially less than $140,000. The plaintiff has not made any demand for arbitration. The Company believes that this action is without merit and intends to vigorously defend itself.

         The Company has been notified by the Environmental Protection Agency, through a General Notice Letter that the Company is a potentially liable party at the Florida Petroleum Reprocessors Site in Davie, Florida. However, at this time, no estimate of the potential liability can be calculated due to the limited amount of information available. This type of liability is an insurable risk and the Company's insurance carrier has been notified; however, no formal claim has been filed at this time. The insurance policy has a deductible of $250,000. Company management is of the opinion that Company liability, if any, will be minimal.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITIES AND RELATED SHAREHOLDER MATTERS

         The Company's common stock is listed on the Nasdaq SmallCap System. The number of holders of record of common stock of the Company as of November 18 was
40. The Company believes that there are over 800 beneficial owners of its common stock.

         The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future.

         The high and low closing prices of the Company's common stock for each quarter of the two most recent fiscal years, 1997 and 1996, respectively, are as follows:

    FISCAL YEAR                   FIRST                  SECOND                  THIRD                   FOURTH
       1997
-------------------            ------------           -------------           -----------            --------------

       High                     4 1/4                      4 1/2                  2                        1 3/4
       Low                      2 1/4                      1                       3/4                     1

    FISCAL YEAR                    FIRST                 SECOND                  THIRD                   FOURTH
       1996
-------------------            ------------           -------------           -----------            --------------

       High                     9 1/2                      7                       8                       6
       Low                      4                          4                       4                       2 1/2

         Stock price data reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The closing price of the Company's common stock, as reported on the Nasdaq SmallCap System, on November 17, 1997, was 5/8.

         On January 23, 1997, the Company implemented a one-for-eight reverse stock split of the Company's common stock. Prices for prior periods have been adjusted to reflect that reverse split.

         On August 25, 1997, the Nasdaq announced new requirements for continued listing on the Nasdaq SmallCap Market. As of the date of this annual report, the Company is not in compliance with such requirements which may result in the delisting of the common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                                                                   For the Years Ended August 31,
                                             ----------------------------------------------------------------------------
INCOME STATEMENT DATA:                            1993            1994            1995            1996           1997
                                                  ----            ----            ----            ----           ----
Gross revenues ............................   $ 26,956,682    $ 26,272,211    $ 21,478,007    $ 13,986,538    $ 6,884,742

Cost of gross revenues ....................     18,118,165      17,090,139      15,927,619       9,420,106      5,175,925
                                              ------------    ------------    ------------    ------------    -----------

Gross profit ..............................      8,838,517       9,182,072       5,550,388       4,566,432      1,708,817

Operating expenses (1)(2) .................     22,013,274       8,732,094       8,287,922       5,764,563      4,488,295
                                              ------------    ------------    ------------    ------------    -----------

Income (loss) from operations before
income taxes and cumulative effect of a
change in accounting principle ............    (13,174,757)        449,978      (2,737,534)     (1,198,131)    (2,779,478)

Other income (expense), net (3) ...........        (94,281)        (65,857)          6,888        (177,514)      (113,238)
                                              ------------    ------------    ------------    ------------    -----------

Income (loss) from operations before
income taxes and cumulative effect of a
change in accounting principle ............    (13,269,038)        384,121      (2,730,646)     (1,375,645)    (2,892,716)

Income taxes (benefit) ....................       (468,000)       (176,259)       (143,909)           --             --
                                              ------------    ------------    ------------    ------------    -----------

Income (loss) before cumulative effect of a
change in accounting principle ............    (12,801,038)        560,380      (2,586,737)     (1,375,645)    (2,892,716)

Cumulative effect on prior years of
changing the method of accounting for
income taxes (4) ..........................           --            52,546            --              --             --
                                              ------------    ------------    ------------    ------------    -----------

Net income (loss) .........................   $(12,801,038)   $    612,926    $ (2,586,737)   $ (1,375,645)   $(2,892,716)
                                              ============    ============    ============    ============    ===========

Net income (loss) per common share:
 Operations ...............................   $     (32.20)   $       --      $      (3.25)   $      (1.73)   $     (3.64)

Effect of accounting change ...............           --               .13            --              --             --
                                              ------------    ------------    ------------    ------------    -----------

Net income (loss) per share (5) ...........   $     (32.20)   $        .13    $      (3.25)   $      (1.73)   $     (3.64)
                                              ============    ============    ============    ============    ===========

Weighted average number of shares
outstanding ...............................        397,561         397,607         795,214         795,214        795,214
                                              ============    ============    ============    ============    ===========

BALANCE SHEET DATA:

Current assets ............................   $ 10,663,724    $ 10,518,359    $  6,340,770    $  4,524,526    $ 2,696,042

Total assets ..............................     12,678,319      12,136,255       9,410,953       7,916,270      3,563,969

Short-term debt ...........................        140,869          79,325          37,125       2,500,876      1,160,944

Long-term debt ............................        118,881          38,234         107,486               0              0

Shareholders' equity ......................      7,276,966       7,329,892       4,433,659       3,058,014        165,298

----------------------
(1) Includes amortization of goodwill in the amount of $11,851,575 for the year ended August 31, 1993.
(2) Includes restructuring charges of $470,000 for the year ended August 31, 1993, $47,305 for the year ended August 31, 1994, $326,190 for the year ended August 31, 1995, $326,428 for the year ended August 31, 1996, and $237,755 for the year ended August 31, 1997.
(3) Year ended August 31, 1995 includes a $150,168 gain on a favorable contract settlement.
(4) The effect of the adoption of SFAS 109, Accounting for Income Taxes as of September 1, 1993.
(5) Calculated after the deduction of preferred stock dividends of $272,329 for the year ended August 31, 1993 and $560,000 for the year ended
     August 31, 1994. For all years presented, primary earnings (loss) per share and fully diluted earnings (loss) per share were the same except for fiscal year 1995. (See Note 1 (h) to Notes to the Consolidated Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table presents, as a percentage of gross revenues, certain selected financial data for the Company for the periods indicated:

                                              For the Years Ended August 31,
                                         ----------------------------------------
                                          1995            1996             1997
                                          ----            ----             ----
Gross revenues                           100.0%           100.0%           100.0%
Cost of gross revenues                    74.2             67.3             75.2
                                         -----            -----            -----
Gross profit                              25.8             32.7             24.8
Operating expenses                        38.6             41.2             65.2
                                         -----            -----            -----
Income (loss) from operations            (12.8)            (8.5)           (40.4)
Other income (expense), net                (.0)            (1.3)            (1.6)

Income taxes (benefit)                     (.7)              .0               .0
                                         -----            -----            -----

Net income (loss)                        (12.1)            (9.8)           (42.0)
                                         =====            =====            =====


FISCAL 1997 VS. FISCAL 1996

     Gross revenues for 1997 decreased by $7,101,796 from the 1996 level of $13,986,538. The Environmental Consulting and Engineering Services Division decreased by $5,820,295 and the Hydrogeological and Water Resources Services Division decreased by $1,281,501.


              Division                                                  Gross Revenues
              --------                                                  --------------
                                                                                                   % of
                                                                                                 Increase
                                                        1996                   1997             (Decrease)
                                                        ----                   ----             ----------
Enviro Florida                                       $ 4,175,484            $1,813,485              (57)
Enviro South Carolina/California                       4,566,138             1,980,597              (57)
Enviro Tennessee/New Orleans                           3,185,631             2,312,876              (27)
                                                     -----------            ----------
     TOTAL ENVIRO DIVISION                            11,927,253             6,106,958              (49)
Hydro Division                                         2,059,285               777,784              (62)
                                                     -----------            ----------
TOTAL VIROGROUP, INC.                                $13,986,538            $6,884,742              (51)
                                                     ===========            ==========

     Each of the Company's offices produces revenue in Enviro and each office showed a decrease in its volume of revenue.

     The Hydro division operates out of the Cape Coral office only.

     The majority of the revenue generated by the Enviro operation in Florida has been for the UST program. That program, which was paid for by the State of Florida until May 1996, had a substantial reduction in the amount of work available which was the primary reason for the decrease in Enviro revenues in Florida. South Carolina Enviro had an even greater decrease in revenues primarily due to a major cutback in the work available from Laidlaw affiliates. In 1996, the Laidlaw work amounted to approximately 20% of total Company revenues or $2.8 million. In 1997, Laidlaw affiliate work was just over $500,000 or a decrease of almost $2.3 million. Enviro operations of Tennessee incurred a decrease of approximately $800,000 in 1997. A large portion of that decrease ($300,000) results from the closing of the New Orleans office in late 1996 and which had been included as part of the Tennessee operations. Another significant factor was the decrease in the revenues generated by the Remedial division. That decrease ($500,000) resulted primarily from having a one time, non budgeted job that generated $300,000 in revenue during 1996 and a general lower amount of work available for that division.

     Hydrogeological and Water Resources Services revenues decreased by $1.3 million in 1997. The primary reason for this decrease was the completion of a large injection well project in 1996. The Company was not able to replace the volume of revenue produced by that job.

     Gross margin decreased from 32.7% in 1996 to 24.8% in 1997. Competition, a decrease in the amount of work available and lower employee utilization in 1997 all contributed to the decrease.

     Operating expenses (selling, general and administrative expenses) decreased by $1.2 million in 1997. Office closures, staff downsizing, better personnel utilization, renegotiated contracts and overall improved cost controls all contributed to the decrease in these expenses. The decreases were partially offset by a restructing charge of $238,000 for rent expense and severance pay resulting from closing two small, non-profitable offices and decreasing the size of the South Carolina operation in late 1997.

Interest expense decreased by $89,000 in 1997 due to the lower balance of outstanding debt during the year. The interest decrease was offset by a monthly amortization of the prepaid costs ($120,000) incurred in connection with selling the UST receivables in 1997.

     Other income, net, increased by $73,000. The largest single portion of that increase was the gain on the sale of fixed assets in the amount of $37,000.

FISCAL 1996 VS. FISCAL 1995

     Gross revenues for fiscal 1996 decreased by $7,491,469 to $13,986,538 when compared to fiscal 1995. The Environmental Consulting and Engineering Services Division (Enviro) had a decrease of $8,197,688, while Hydrogeological and Water Resources Services Division (Hydro) increased by $706,219. The Enviro division has personnel located in each of the Company's offices while Hydro division personnel are located in the Cape Coral, Florida office.

               Division                                                 Gross Revenues
               --------                                                 --------------
                                                                                                 % of
                                                                                                Increase
                                                        1995                 1996              (Decrease)
                                                        ----                 ----               --------
Enviro Florida                                      $ 9,118,674           $ 4,175,484              (54)
Enviro South Carolina/California                      6,142,300             4,566,138              (26)
Enviro Tennessee/New Orleans                          4,863,967             3,185,631              (35)
                                                    -----------           -----------
     TOTAL ENVIRO DIVISION                           20,124,941            11,927,253              (41)
Hydro Division                                        1,353,066             2,059,285               52
                                                    -----------           -----------
TOTAL VIROGROUP, INC.                               $21,478,007           $13,986,538              (35)
                                                    ===========           ===========

     The Enviro division gross revenues generated from Florida operations, which mainly provides underground petroleum storage tank (UST) site assessments and remediation services, environmental audits and risk assessments had a decrease in gross revenues of $4.9 million or 54%. A majority of this decrease is related to the curtailment and other aspects of the Florida UST cost reimbursement program which began in March, 1995 and was terminated in May, 1996. This program accounted for approximately $2.6 million of 1995 revenues and only $335,000 of 1996 revenues. Because of this gross revenue decrease and other factors, the Company closed its Miami office and reduced personnel in other Florida offices.

     To expand the Company's revenue potential, the Company began offering two services during 1996. One of these services is bio-remediation and the second is environmental management systems (EMS). Bio-remediation gives the Company a competitive advantage by offering cost efficient, value-added services to remediate large petroleum contaminated sites and EMS is a service needed by all entities that have reporting requirements.

     The Enviro division revenues generated by the South Carolina/California operations decreased by approximately $1.6 million in 1996. This operation primarily provides waste management, engineering and remediation services and the decrease was mainly caused by a decrease in revenues from Laidlaw facilities located in California and South Carolina. As these Laidlaw projects were completed in California, new projects were not there to replace them. Revenues in the California office decreased from $1.4 million in 1995 to $363,000 in 1996. As a result, the California office was closed in late 1996.

     The work done for Laidlaw in South Carolina, continued to be reduced and 1996 revenues decreased by $600,000 as a result. The South Carolina staff was reduced by 25% because of this revenue drop.

     The Enviro division gross revenues generated by Tennessee operations decreased by approximately $1.7 million in 1996. This operation primarily provides remediation, engineering, risks assessments and environmental audits. This decrease is partially comprised of a $600,000 decrease in New Orleans office operations which contributed approximately $900,000 and $290,000 in gross revenues for fiscal 1995 and 1996, respectively. Due to this decrease, the New Orleans office was closed in late 1996. The balance of the decrease of $700,000 is mainly due to a decrease in remedial work as well as price competition and general economic conditions.

     Hydrogeological and Water Resources Services (Hydro) division gross revenues increased by $706,219 when compared to fiscal 1995. This increase is primarily due to a large injection well and well field assessment projects in South Florida which are expected to continue through the second quarter of fiscal year 1997.

     Overall gross margin increased from 25.8% in fiscal 1995 to 32.7% in fiscal 1996. This increase is a combination of improved margins in fiscal 1996 due to increased utilization of Company personnel and the one-time charges to fiscal 1995 gross revenues to record the discount on the receivables due from the State of Florida relating to the curtailment of the UST program. Operating expenses (selling, general and administrative expenses) decreased in fiscal 1996 by approximately $2.5 million. This decrease is the result of the office closure and personnel downsizing combined with increased staff utilization and improved cost controls. In addition, primarily due to the cessation of the Florida UST program, combined with a decline in landfill related projects and general economic conditions, the Company charged to expense in fiscal 1996 approximately $326,000 in restructuring expenses for employee severance pay, office closing and rent expenses, as well as other related expenses.

     Interest expense increased by approximately $28,000 to $180,884 in fiscal 1996 due to an increase in average amounts borrowed. Other, net income decreased to $3,370 in fiscal 1996 from $150,168 in fiscal 1995 primarily due to the inclusion in fiscal 1995 of a favorable settlement of claim on a disputed contract.

     The benefit for income taxes decreased to zero in 1996 because the Company has used all of its tax loss carry-back benefit. Although the Company has substantial tax benefit to carry forward to future years, it cannot presently recognize this benefit in the current year due to the uncertainty of future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities through the ordinary course of business. The Company has incurred losses for the past three years beginning with fiscal year ended August 31, 1995 and has been dependent upon Laidlaw, Inc. to guarantee the Company's bank line of credit. In accordance with the preferred stock conversion agreement, effective June 26, 1998, any amounts borrowed from Laidlaw will convert to a three year term loan payable to Laidlaw with quarterly amortization payments due. If operating losses continue, the Company may not be able to generate sufficient cash flow to service the term debt or to fund operations. See Footnote 2 in Notes to Consolidated Financial Statements for additional details.

     The Company's operations used cash in the amount of $1,817,103. The decrease in cash results primarily from the net loss of $2,892,716 for the year and the transfer of $596,408 of cash into an escrow account related to the sale of the UST receivables.

     Investing activities had a net use of cash of $54,956 from equipment purchases.

     Financing activities generated cash in the amount of $1,681,058 mainly as the result of the sales of UST receivables to a third party ($3,020,989) partially offset by a net decrease in notes payable of $1,330,484.

     Working capital decreased by approximately $370,000 from 1996 due primarily from the overall decrease in revenues and therefore an overall decrease in receivables.

     Accounts receivables turnover for 1997 was 3.45 times per year (105 days) compared to 3.4 times per year (107 days) for 1996. During the last half of 1997, more effort was made to collect past due accounts than in prior years. In late 1997, collections became a function of the corporate office instead of relying on each project manager to collect from his/her clients.

Net current liabilities decreased mainly due to the payments made to decrease notes payable with cash generated from the sale of the UST receivables.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this Item is listed on page F-1 and is incorporated herein by reference.


ITEM 9.         DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of all executive officers of the Company as of November 1, 1997 are listed below, followed by a brief account of their business experience during the past five years. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was elected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on his or her ability or integrity.

           Name                       Age                      Position
           ----                       ---                      --------
    Charles S. Higgins, Jr.           49          President and Chief Executive Officer
    Lloyd E. Horvath                  47          Executive Vice President
    DeWayne Baskette                  57          Chief Financial Officer
    A. Todd Vehring                   38          Vice President Sales and Marketing

     Charles H. Higgins, Jr., P.E., was appointed Chairman, President and CEO on January 23, 1997. He was Executive Vice President and Chief Operating Officer of the Company from June 1995 until he was appointed to his current position. From March 1993 until June 1995 he was the Vice President in charge of the Environics division. Prior to that, he was President of Environics, Inc., a wholly owned affiliate of Laidlaw, Inc., providing environmental consulting services.

     Lloyd E. Horvath, P.E., is a water resources engineer and has been employed by the Company since 1977. He has been Vice President of the Company since 1986, Executive Vice President since 1993 and served as a Director from 1977 to February, 1995.

     DeWayne Baskette, CPA, has been Chief Financial Officer of the Company since March 1997. For the two years prior to that date, he was Finance Controller for Thomas Nelson, Inc., a publishing company located in Nashville, Tennessee. During the two years preceding Thomas Nelson, he was a self-employed financial consultant.

     A. Todd Vehring, P.G., has been Vice President of Sales and Marketing of the company since January 1997. He began with the Company in November of 1995 as the Director of Marketing. Prior to that, February 1994 to September 1995, he served as General Manager and Business Development Manager for Environmental Science and Engineering, Inc., and from March 1993 to February 1994, he was Sales Manager for IT Corp.


ITEM 11.   EXECUTIVE COMPENSATION

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.

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

     (B)   EXHIBITS:

           Exhibit Number
           --------------

           10.39 Loan Agreement, Line-of-Credit Note and Irrevocable Letter of Credit dated January 20, 1997 (1)

           23.1     Consent of Arthur Andersen LLP (2)

           27       Financial Data Schedule (SEC Use Only) (2)

     (C)   REPORTS ON FORM 8-K:

           None
           ------------

           (1) Filed as an exhibit to the Company's 10-Q for the quarter ended February 28, 1997, as filed with the Securities and Exchange Commission on April 12, 1997, and incorporated herein by reference.

           (2)      Filed herewith.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


CONSOLIDATED FINANCIAL STATEMENTS:                                                                             Page
                                                                                                               ----
         Report of Independent Certified Public Accountants................................................     F-2

         Consolidated Balance Sheets.......................................................................     F-3

         Consolidated Statements of Operations.............................................................     F-4

         Consolidated Statements of Shareholders' Equity...................................................     F-5

         Consolidated Statements of Cash Flows.............................................................     F-6

         Notes to Consolidated Financial Statements........................................................     F-8

Schedule:

         Report of Independent Certified Public Accountants................................................    F-27

         Schedule II - Valuation and Qualifying Accounts...................................................    F-28

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of ViroGroup, Inc.:

We have audited the accompanying consolidated balance sheets of ViroGroup, Inc. (a Florida corporation) and subsidiaries as of August 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ViroGroup, Inc. and subsidiaries as of August 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP



Miami, Florida,
October 22, 1997.

                        VIROGROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            AUGUST 31, 1996 AND 1997


         ASSETS                                                                                     1996                  1997
                                                                                                ------------          -------------
CURRENT ASSETS:
      Cash and cash equivalents.........................................................         $   191,001          $          --
      Restricted cash...................................................................                  --                596,408
      Accounts receivable, net of allowance for doubtful

       accounts of $502,551 in 1996 and $310,258 in 1997................................           3,384,426              1,727,152
      Unbilled accounts receivable......................................................             717,946                254,235
      Prepaid income taxes..............................................................              26,840                  4,376
      Prepaid expenses and other........................................................             204,313                113,871
                                                                                                 -----------            -----------
          Total current assets..........................................................           4,524,526              2,696,042

AMOUNTS DUE FROM STATE AGENCY, net......................................................           2,812,737                512,927
PROPERTY AND EQUIPMENT, net.............................................................             543,746                340,869
OTHER ASSETS............................................................................              35,261                 14,131
                                                                                                 -----------            -----------
                                                            ............................         $ 7,916,270            $ 3,563,969
                                                                                                 ===========            ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

      Accounts payable..................................................................         $ 1,160,354            $   374,703
      Accrued liabilities...............................................................           1,197,026              1,863,024
      Current maturities of capitalized lease obligations...............................               9,447                  --
      Notes payable.....................................................................           2,491,429              1,160,944
                                                                                                 -----------            -----------
          Total current liabilities.....................................................           4,858,256              3,398,671
                                                                                                 -----------            -----------

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:

      Common stock, $.01 par value, 50,000,000 shares authorized, 795,214 issued and

       outstanding at August 31, 1996 and 1997, respectively............................               7,952                  7,952
      Additional paid-in capital........................................................          18,333,533             18,333,533
      Accumulated deficit...............................................................         (15,283,471)           (18,176,187)
                                                                                                 -----------            -----------
          Total shareholders' equity....................................................           3,058,014                165,298
                                                                                                 -----------            -----------
                                                                                                 $ 7,916,270            $ 3,563,969
                                                                                                 ===========            ===========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        VIROGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997


                                                                                   1995                  1996            1997
                                                                               -----------           -----------     -----------
GROSS REVENUES.......................................................          $21,478,007           $13,986,538     $ 6,884,742
COST OF GROSS REVENUES...............................................           15,927,619             9,420,106       5,175,925
                                                                                ----------            ----------      ----------
      Gross Profit...................................................            5,550,388             4,566,432       1,708,817

OPERATING EXPENSES

      Selling, general and administrative
         expenses, including rentals to related
         party of $186,000 in 1995, 1996

         and 1997, respectively......................................            7,961,732             5,438,135       4,250,540
      Restructuring charge...........................................              326,190               326,428         237,755
                                                                                ----------            ----------      ----------
         (Loss) from operations......................................           (2,737,534)           (1,198,131)     (2,779,478)

OTHER INCOME (EXPENSE):

      Interest expense...............................................             (152,588)             (180,884)        (92,040)
      Interest income................................................                9,308                    --          22,912
      Other, net.....................................................              150,168                 3,370         (44,110)
                                                                                ----------              --------     ------------
      (Loss) before income taxes ....................................           (2,730,646)           (1,375,645)     (2,892,716)

BENEFIT FOR INCOME TAXES.............................................              143,909                    --              --
                                                                                ----------            ----------     -----------
      Net (loss).....................................................          $(2,586,737)          $(1,375,645)    $(2,892,716)
                                                                                ==========            ==========     ===========

      Net earnings (loss) per common share -

         Primary.....................................................          $      4.09           $     (1.73)    $     (3.64)
                                                                                ==========            ==========     ===========

      Net (loss) per common share -

         Fully diluted...............................................           $    (3.25)          $     (1.73)        $    (3.64)
                                                                                ===========          ============        ===========

WEIGHTED AVERAGE NUMBER OF SHARES

      OUTSTANDING - Primary..........................................              470,591               795,214            795,214
                                                                                ==========            ==========         ==========
                    Fully diluted ...................................              795,214               795,214            795,214
                                                                                ==========            ==========         ==========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        VIROGROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997



                                                       Number of           Number of            Paid-In      (Accumulated
                                                        Shares    Amount   Shares     Amount    Capital        Deficit)

BALANCE, August 31, 1994..........................     800,000   $ 8,000   397,607    $ 3,976      178,560   $(10,860,644)
Conversion of preferred stock into common stock...    (800,000)   (8,000)  397,607      3,976      154,973             --
Net loss for the year.............................          --        --        --         --           --     (2,586,737)
Dividends on preferred stock......................          --        --        --         --           --       (460,445)
                                                       -------   -------   -------    -------  -----------    ------------
BALANCE, August 31, 1995..........................          --             795,214      7,952   18,333,533    (13,907,826)
Net loss for the year.............................          --        --        --         --           --     (1,375,645)
                                                                 -------   -------    -------  -----------   ------------
BALANCE, August 31, 1996..........................          --        --   795,214      7,952   18,333,533    (15,283,471)
Net loss for the year.............................          --        --        --         --           --     (2,892,716)
BALANCE, August 31, 1997..........................          --             795,214    $ 7,952  $18,333,533   $(18,176,187)
                                                       =======   =======   =======    =======  ===========   =============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        VIROGROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997


                                                                                        1995         1996            1997
                                                                                    -----------   -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net (loss)     ...............................................                $(2,586,737)  $(1,375,645)    $(2,892,716)
    Adjustments to reconcile net (loss)
        to net cash provided by (used in) operating
        activities-

            Depreciation and amortization...........................                    617,822       387,687       294,717
            Provision for bad debts.................................                    539,746        48,008        72,526
            Restructuring charge....................................                    326,190       326,428       237,755
            (Gain) loss on disposition of property
             and equipment..........................................                     34,950         9,378       (36,884)
            Discount on long-term receivables.......................                    726,308        16,745            --
      Changes in assets and liabilities
        Decrease (increase) in-

            Restricted cash.........................................                         --            --      (596,408)
            Accounts receivable and amounts due from
             state agency...........................................                    793,304       187,561       863,562
            Unbilled accounts receivable............................                   (228,225)      731,518       463,711
            Prepaid expenses and other assets.......................                    318,107       192,126       134,036
         Increase (decrease) in-

            Accounts payable........................................                   (273,024)     (290,631)     (785,645)
            Accrued liabilities.....................................                     82,568    (1,421,395)      428,243
            Deferred income taxes...................................                    (17,856)           --            --
                                                                                     ----------    ----------    ----------
            Total adjustments.......................................                  2,919,890       187,425     1,075,613
                                                                                     ----------    ----------    ----------
            Net cash provided by (used in)

             operating activities...................................                    333,153    (1,188,220)   (1,817,103)
                                                                                     ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchases of property and equipment...........................                   (121,433)      (41,415)      (91,840)
      Proceeds from sale of property and equipment..................                     22,850        49,283        36,884
                                                                                     ----------    ----------    ----------
            Net cash provided by (used in)

             investing activities...................................                    (98,583)        7,868       (54,956)
                                                                                     ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sell of receivables to third party

      funders        ...............................................          --             --          3,020,989

      Proceeds from current notes payable...........................  14,847,778      9,448,098          5,814,599
      Repayment of notes payable.................................... (14,821,775)    (8,046,374)        (7,145,083)
      Repayment of long-term debt...................................     (15,243)      (109,228)                --
      Repayment of capitalized lease obligations....................     (57,142)       (25,936)            (9,447)
      Cash paid to issue common stock...............................     (29,497)            --                 --
      Proceeds from long-term notes payable.........................      99,437             --                 --
      Payment of preferred stock dividends..........................    (280,000)            --                 --
                                                                      ----------     ----------         ----------
           Net cash provided by (used in)

            financing activities....................................    (256,442)     1,266,560           1,681,058
                                                                      ----------     ----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (21,872)        86,208             191,001

CASH AND CASH EQUIVALENTS,

      Beginning of year.............................................     126,665        104,793             191,001
                                                                       ---------     ----------         -----------

CASH AND CASH EQUIVALENTS,

    End of year      ...............................................  $  104,793    $   191,001         $         0
                                                                       =========     ==========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW

 INFORMATION:
      Cash paid for-

        Income taxes................................................  $   12,586    $    15,840        $          8
                                                                       =========     ==========         ===========
        Interest     ...............................................  $   88,667    $   164,345        $     92,040
                                                                       =========     ==========         ===========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        VIROGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AUGUST 31, 1995, 1996 AND 1997

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

            Office furniture and equipment            5 to 7 years
            Technical equipment                       5 years
            Vehicles                                  3 to 5 years

            Leasehold improvements                    the lessor of 5 years or the remaining
                                                      life of the lease

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

            (f)   Restricted Cash -

            Restricted cash represents funds placed in an interest bearing escrow account to provide for potential denied costs and discounts related to long term receivables sold to third parties.

            (g)  Revenues and Expenses-

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

            (h)  Restructuring Charge-

            Primarily due to the May 1996 law relating to the Florida UST Program and a continued decline in forecasted landfill design work, as well as general market conditions, the Company in fiscal 1996 implemented the third phase of its restructuring program in fiscal 1996. This action resulted in a one-time restructuring charge to Operating Expenses in fiscal 1996 of $326,428. The restructuring costs remaining to be paid at August 31, 1996 were $174,072 and are included in accrued liabilities in the August 31, 1996 consolidated balance sheet. The Company believes the balance of the accrued restructuring charge of $43,251 which is included in accrued liabilities in

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1995, 1996 AND 1997

the accompanying consolidated balance sheet at August 31, 1997 is adequate to absorb these remaining estimated restructuring charges.

            On February 18, 1997, the Company announced plans to move its Corporate office to Nashville, Tennessee. The relocation was completed in the fourth quarter of fiscal 1997.

            In addition, the Company closed two non-profitable satellite offices in Tampa, Florida and Jacksonville, Florida and reduced the size of its Lexington, South Carolina office by approximately one-third. A restructuring charge of $237,755 is included in the August 31, 1997 Consolidated Statement of Operations. These restructuring charges consist primarily of employee severance and rent expense and the $237,755 is included in Accrued liabilities on the August 31, 1997 Consolidated Balance Sheet. The charges are estimated to be paid as follows: $230,000 in 1998 and $7,755 in 1999.

            (I)  Earnings (loss) Per Share-

            Earnings (loss) per share is calculated by dividing net income
(loss) attributed to common shareholders (net income less applicable preferred stock dividends) by the weighted average number of common shares and common share equivalents outstanding during the period. Preferred stock dividend requirements were $460,445 for fiscal year 1995 and $0 for fiscal years 1996 and 1997. Common share equivalents are calculated using the "treasury stock method" and include the number of shares issuable on exercise of outstanding options and warrants (only if the exercise prices are below the average quoted market prices of the Company's common stock) less the number of shares that could have been purchased with the proceeds from the exercise of the options and warrants, based on the average quoted market price of the Company's common stock during the periods. Common stock equivalents are not considered for periods in which there is a loss, as their impact would be anti-dilutive. Primary and fully diluted earnings (loss) per share are the same for fiscal years 1996 and 1997, while due to the preferred stock conversion and the resulting issuance of additional shares of common stock, primary earnings and fully diluted loss per share (using the "if converted method") are different in fiscal year 1995 and were calculated as follows:

            PRIMARY EARNINGS PER SHARE:

            Net loss for the year ended
              August 31, 1995                        $(2,586,737)
            Preferred stock dividend

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1995, 1996 AND 1997


              requirements to June 26, 1995                       (460,445)
            Add gain on conversion of
              preferred stock                                    4,970,096

            Net income attributable to

              common shareholders                              $ 1,922,914
                                                               ===========

            Divided by weighted average
              shares outstanding                                   470,591
                                                               ===========

            Primary Earnings Per Share                         $      4.09
                                                               ===========

            FULLY DILUTED LOSS PER SHARE:
            Net loss for the year ended
              August 31, 1995                                  $(2,586,737)
                                                               ===========
            Divided by weighted average
              shares outstanding                                   795,214
                                                               ===========

            Fully Diluted Loss Per Share                       $     (3.25)
                                                               ===========


            (j)  Fair Value of Financial Instruments-

            The carrying amount of accounts receivable, unbilled accounts receivable, amounts due from state agency and notes payable are recorded at cost or adjusted cost which approximates fair value as of August 31, 1997.

            (k)  Use of Estimates

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

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1995, 1996 AND 1997


(2)         GOING CONCERN

            The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities through the ordinary course of business. The Company has incurred losses for the past three years beginning with fiscal year ended August 31, 1995 and has been dependent upon Laidlaw, Inc. to guarantee the Company's bank line of credit. In accordance with the preferred stock conversion agreement, effective June 26, 1998, any amounts borrowed from Laidlaw will convert to a three year term loan payable to Laidlaw with quarterly amortization payments due. If operating losses continue, the Company may not be able to generate sufficient cash flow to service the term debt or to fund operations.

            The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result if the Company is unable to continue as a going concern.

            Management is aware of the possibility of not being able to continue as a going concern and has implemented the following actions in its fiscal 1998 business plan in an effort to maintain its continuity as a going concern:

         (a)      Implementation of aggressive cost containment procedures.

         (b) Increase in profitability by placing increased emphasis on products and services which are in high demand and which carry a higher profit margin than traditional services.

         (c) Closing of small, non-profitable offices and disposing of assets which are not needed.

         (d) Restructuring all locations to more properly meet the immediate needs of each location.

         (e) Centralizing controls for operations and for administrative functions, such as accounting, credit management and contract administration.

   If this business plan is not successful, the Company may not be able to continue as a going concern and the Company's recent history has shown an inability to meet its business plan projections.

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1995, 1996 AND 1997


(3)      PROPERTY AND EQUIPMENT:

         Property and equipment consisted of the following at August 31, 1996 and 1997:


                                                                                      1996                1997
                                                                                   ----------         -----------
        Office furniture and equipment                                           $ 1,246,158          $   903,745
        Technical equipment                                                          722,452              622,226
         Vehicles                                                                    395,946              293,489
        Leasehold improvements                                                       184,701              184,701
                                                                                 -----------          -----------
                                                                                   2,549,257            2,004,161
        Less Accumulated depreciation and

           amortization                                                          (2,005,511)           (1,663,292)
                                                                                -----------           -----------

                                                                                $   543,746          $    340,869
                                                                                ===========          ============

   Property and equipment under capitalized lease obligations included in property and equipment consisted of the following at August 31, 1996 and 1997:

                                                                                    1996                 1997
                                                                                -----------          ------------

        Capitalized cost                                                        $    51,784          $     51,784
        Less Accumulated depreciation and
          amortization                                                              (39,718)              (51,784)
                                                                                -----------          ------------

                                                                                $    12,066         $           0
                                                                                ===========         =============


(4)     INCOME TAXES:

         With the beginning of fiscal year 1994, September 1, 1993, the Company adopted the new standard for accounting for income taxes, SFAS No. 109.

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1995, 1996 AND 1997

         The components of the net deferred tax asset (liability) as of August 31, 1996 and 1997 are as follows:

                                              Deferred Tax Asset (Liability)

Current:                                          1996            1997
-------                                        ---------         -------
Allowance for bad debts                       $   181,252      $    92,304
Long-term:

Excess of tax over book depreciation             (121,283)        (111,084)
Accrued restructuring charge                       63,271          113,909
Discount on accounts receivable                   246,945          254,080
State net operating loss carry-forwards           268,524          435,896
Federal net operating loss carry-forwards         746,374        1,679,149
Less valuation allowance                       (1,385,083)      (2,464,254)
                                              -----------      -----------
                                              $                $
                                              ===========      ===========

         The Company has provided a valuation allowance against 100% of the deferred tax asset that results from federal and state net operating loss carry-forwards due to the lack of availability of federal and state taxable income within the carry-back period, if any, available under the federal and state tax laws and the inability to determine the likelihood that future federal and state taxable income will be sufficient to utilize the deferred tax asset. State net operating loss carry-forwards of approximately $7,662,000 expire between 1998 and 2009. Federal net operating loss carry-forwards of approximately $4,938,000 expire in 2001.

         A reconciliation of the statutory federal income tax rate and the effective tax rates as a percentage of pre-tax (loss) are as follows for the years ended August 31, 1995, 1996, and 1997:

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1995, 1996 AND 1997

                                            1995       1996       1997
                                            ----       ----       ----

Statutory rate                             (34.0)%    (34.0)%    (34.0)%
Establishment (reversal) of valuation
  allowance                                 14.3       30.7       33.1
Limitation on realization of loss
  carry-forwards                            13.5       --         --
Nondeductible expenses                        .9        3.3         .9
                                          ------     ------     ------

Effective rate                              (5.3)%      0.0%       0.0%
                                          ======     ======     ======

         The components of the benefit for income taxes consisted of the following for the years ended August 31, 1995, 1996, and 1997:

                                 1995         1996       1997
                                 ----         ----       ----
 Current:
  Federal                     $(126,053)     $   --     $    --
  State                              --          --          --
                              ---------      ------     -------
                               (126,053)         --          --
Deferred                        (17,856)         --          --
                              ---------      ------     -------
                              $(143,909)     $   --     $    --
                              =========      ======     =======

(5)      NOTES PAYABLE:

         Notes payable at August 31, 1996 and 1997 consisted of advances against a $3.0 million line of credit. Under this line of credit, the Company may borrow up to $3.0 million at an interest rate of prime (8.5% at August 31, 1997) less
 .25%. Laidlaw, Inc. (Laidlaw), in lieu of its commitment to provide up to $3.0 million in debt financing to the Company pursuant to the terms of the preferred stock conversion agreement of June 26, 1995, caused a letter of credit to be issued to collateralize the $3.0 million line of credit. Substantially all of the Company's assets secure this obligation to Laidlaw in the event of a draw upon the letter of credit. The line of credit expires January 20, 1998 and the letter of credit expires February 20, 1998. At the letter's expiration, Laidlaw has stated it will comply with the terms of the preferred stock conversion agreement whereby an affiliate will make available to the Company for a three-year period from June 26, 1995 up to $3.0 million in financing with advances thereunder carrying an interest rate

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1995, 1996 AND 1997

equal to that available to the Company from alternative sources with the principal and interest to be paid in equal quarterly installments over a three-year period commencing with the line of credit expiration.

(6)      CAPITALIZED LEASE OBLIGATIONS

         Capitalized lease obligations at August 31, 1996, consisted of various lease agreements maturing in fiscal 1997, repayable in aggregate monthly lease payments of $1,158, discounted at interest rates ranging between 6% and 11% per annum. As of August 31, 1997, those obligations had been paid off.

(7)      SHAREHOLDERS' EQUITY:

         (a) Common and Preferred Stock-

         In March 1993, the Company amended its Articles of Incorporation to create a Series A Preferred Stock. The Series A Preferred Stock had a stated liquidation value of $10.00 per share and required redemption on March 5, 2003, in either cash or common stock, at the Company's option. The shares bore cumulative per share dividends of $.70 per year, payable quarterly. The owners of the Preferred Stock had the right to elect two directors to the Company's Board of Directors, and the right to elect a majority of the directors in the event that payment of the Preferred Stock dividends was in default for two quarters. In addition, the prior consent of the owners of the Preferred Stock was required, among other things, in order for the Company to repurchase any shares of common stock or to pay any dividends on its common stock in excess of 20% of the Company's net income for the preceding four fiscal year quarters.

         On March 5, 1993, the Company sold 200,000 shares of Series A Preferred Stock to Bryson Industrial Services, Inc.(Bryson), a wholly owned subsidiary of Laidlaw Environmental Services, Inc., a wholly owned subsidiary of Laidlaw, Inc. for $2,000,000. The Company agreed with Bryson to use the cash proceeds for future acquisitions.

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

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1995, 1996 AND 1997

         On June 26, 1995, all holders of the 800,000 shares of Series A Preferred Stock agreed to amend the conversion rate and surrender their holdings for conversion into 50% of the Company's common equity. This resulted in the issuance to a Laidlaw affiliate of 397,607 shares of the Company's $.01 par value common stock. Also, the agreement, among other things, canceled the previous preferred shareholder rights provisions and provides should Laidlaw sell or transfer the common stock received under the agreement at any time between two and six years after issuance, shareholders of other outstanding common shares will be granted the right to participate in any such transaction on the same basis, terms and conditions. Further, Laidlaw waived accrued but unpaid dividends at June 26, 1995, of $180,445.

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

         On January 23, 1997, the Company implemented a one-for-eight reverse stock split of the Company's common stock. The effect of the reverse split upon holders of the Company's common stock is that the total number of shares of the Company's common stock held by each shareholder was automatically converted into that number of whole shares of common stock equal to the number of shares of common stock owned immediately prior to the reverse split divided by eight, adjusted for any fractional shares.

         The reverse split was effectuated to enable the Company to remain in compliance with the listing criteria of the Nasdaq SmallCap Market. In addition, on August 25, 1997, Nasdaq announced new requirements for continued listing on the Nasdaq Small Cap Market. As of the date of this annual report, the Company is not in compliance with those requirements which may result in the delisting of the common stock.

         The Company has an authorized capitalization of 50,000,000 shares of common stock, par value $.01 per share. The authorized capital stock of the Company was not reduced or otherwise affected by the reverse split. As of January 23, 1997, the Company had 6,361,708 shares of common stock issued and outstanding. The aggregate number of shares of common stock issued and outstanding following the reverse split is 795,214. All common shares and per share amounts have been adjusted to give retroactive effect of the reverse split.

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1995, 1996 AND 1997

         (b) Options and Warrants-

         In May 1991, the Company's Board of Directors adopted the 1991 Long-Term Incentive Plan (the "Incentive Plan") which permits the granting of stock options, stock appreciation rights and other awards. The Board has reserved 37,500 shares of unissued common stock under the Incentive Plan. The Incentive Plan is administered by the Compensation Committee of the Board of Directors which is authorized to determine, from time to time, the term, exercise price, settlement terms, forfeiture provisions and other terms and conditions of each of the types of awards. The following tables set forth the status of the Incentive Plan at August 31, 1997, after giving effect to the one for eight reverse stock split.

                                             Number of   Number of
                                 Number of   Shares of   Shares of
                    Exercise     Shares of    Common       Common     Shares
                     Price         Common      Stock        Stock      Out-
                    Per Share      Stock     Exercised   Forfeited   standing
Date of Grant       ---------     Granted    ---------   ---------   --------
-------------                     -------

December 1991       $56.00         19,281      (106)      (18,350)        825
June 1992            72.00          6,125                  (6,125)          0
March 1993           70.00         10,063                  (6,000)      4,063
August 1993          32.00            250                                 250
December 1993        20.00          6,000                  (6,000)          0
October 1994         14.00          1,250                  (1,250)          0
November 1994        12.00          4,375                  (4,375)          0
July 1995             8.00            313                    (313)          0
July 1995             7.52            313                    (313)          0
January 1996          4.48          6,750                               6,750
November 1996         2.56         15,000                  (3,125)     11,875
January 1997          1.12          6,250                               6,250
March 1997            1.12          3,500                               3,500
                                  -------                  -------    -------

Balance
August 31, 1997                    79,470      (106)      (45,851)     33,513
                                  =======      ====       =======      =======

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1995, 1996 AND 1997

         Except for the options granted in January 1997, March 1997, January, 1996 and November, 1994 the options are exercisable at the rate of 20% per annum, beginning on the first anniversary of the date of grant and expire on the earlier of the employee's termination date or ten years from grant date. Forfeited shares are available for regranting.

         In January 1997 and March 1997, the Company's Chief Executive Officer and the Chief Financial Officer were granted 6,250 and 2,500 options respectively, at $1.12 per share, the fair market value on the date of grant. The options vest at 25% at six months, 25% at twelve months, 25% at twenty-four months and 25% at thirty-six months.

         In January 1996, the Company's Chief Executive Officer and Chief Operating Officer were granted options to purchase 3,750 and 3,000 shares of common stock, respectively, at $4.48 per share, the fair market value on the date of grant. These options are exercisable immediately and remain exercisable until the termination date of 5 years from the date of grant.

         On November 1, 1994, the Company's Chief Executive Officer was granted an option to purchase 4,375 shares of common stock at $12.00 per share, the fair market value on the date of grant. These options become exercisable at the rate of 12 2/3% per annum beginning on the first anniversary of the date of grant. The options expire 10 years from the date of grant.

         In February, 1995 the Company adopted the Non-Employee Director Stock Option Plan providing for the purchase of up to 7,500 shares of the Company's common stock by non-employee members of the Board of Directors. The plan provides for the grant of an option to purchase of up to 188 common shares annually per director at the fair market price per share on the grant date, and is exercisable six months following the grant date. To the extent not earlier exercised, the option terminates the earlier of three months after the date the optionee ceases to serve as a director, one year after the date the optionee ceases to be a director by reason of death, optionee ceases to be a director by reason of removal for cause or five years from the date of grant. As of August 31, 1997 there are options to purchase 1,500 common shares outstanding and no options had been exercised. The three directors nominated by Laidlaw have waived their participation in this program.

         In December, 1994, the Company granted to a former Chairman of the Board, an option to purchase 625 common shares at a purchase price per share of $11.84, the fair market value on the grant date. The option was fully exercisable as of the grant date. To the extent not earlier exercised, the option terminates ten years from the grant date.

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1995, 1996 AND 1997

         In February 1994, the Company entered into a Revolving Reimbursement Facility with a limited liability corporation whereby the corporation agreed to provide up to a maximum of $2,000,000 in financing. Relative to this agreement the Company granted the corporation a warrant to purchase 7,500 shares of voting common stock which can be exercised at any time and in any amount until January 31, 1999 at a price of $28.64 per share, the fair market value on the date of grant. As of August 31, 1997, no purchases relative to this warrant were made.

         Total shares reserved for issuance under the options and warrants referred to above aggregated 74,268 as of August 31, 1997. All options and warrants outstanding as of August 31, 1997 were 43,138.

         As permitted under SFAS No. 123 ("SFAS 123), "Accounting for Stock-Based Compensation", the Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby no compensation cost is deducted in determining net loss. Had the Company recorded stock-based compensation cost for options granted in fiscal 1997 and 1996 pursuant to SFAS 123 (using the Black-Scholes options pricing model) net loss and net loss per share, including the assumptions used in these calculations, would have been as follows for fiscal 1997 and 1996:

                                              1997                  1996
                                           -------------        ----------

Pro forma net loss                         $2,901,174           $1,382,604

Pro forma net loss per share                     3.65                 1.74

Pro forma weighted average fair

value of options granted                         1.03                  .35

Risk free interest rates                         5.37%          5.81%-6.48%

Expected lives                                5 years              3 years

Expected volatility                                 0%                   0%

Expected dividends                                 --                   --

The following table summarizes information about stock option outstanding at August 31, 1997:

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1995, 1996 AND 1997

                                       OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                           -------------------------------                 --------------------------------
                                   OPTIONS                 REMAINING              OPTIONS
                               OUTSTANDING AT             CONTRACTUAL          EXERCISABLE AT
DATE OF GRANT                      8/31/97                LIFE (YEARS)            8/31/97             EXERCISE PRICE
----------------------- -----------------------------  ------------------  ----------------------  --------------------
December 1991                         825                     4.3                    825                 $56.00

March 1993                          4,063                     5.6                  3,250                  70.00

August 1993                           250                       6                    200                  32.00

December 1994                         625                     7.3                    625                  11.84

February 1994                       7,500                     1.4                  7,500                  28.64

February 1995                       1,500                       5                  1,500                   3.86

January 1996                        6,750                     8.3                  6,750                   4.48

November 1996                      11,875                     9.3                     --                   2.58

January 1997                        6,250                     9.3                  1,562                   2.00

March 1997                          3,500                     9.8                     --                   1.12
                                   ------                     ---                 ------                   ----
TOTAL                              43,138                                         22,212
                                   ======                                         ======


(8)      RELATED-PARTY TRANSACTIONS:

         ETE (now known as ViroGroup of South Carolina, Inc.), a wholly owned subsidiary of the Company, leases property from an entity controlled by certain of its former shareholders. The lease expires in November 1997 and contains two one-year renewal options. Total rentals earned by this related-party lessor amounted to $186,000 during each of the years ended August 31, 1995, 1996 and 1997. The Company does not plan to exercise its option to renew this lease.

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1995, 1996 AND 1997

(9)      EMPLOYEE BENEFIT PLANS:

         The Company has a defined contribution profit sharing plan for the benefit of its eligible employees. Eligibility is determined by specified minimum periods of service and attainment of minimum age requirements. The employer contribution is determined annually by the Board of Directors and involves no unfunded past service costs. No contributions were authorized by the Board of Directors for the years ended August 31, 1995, 1996 and 1997.

         Employees can also contribute, to the plan on a tax-deferred or non-tax deferred basis, specified percentages of their compensation as defined. The Company will match the employee contributions up to 2% of total compensation. Employee contributions become fully vested immediately. Employer contributions vest at the rate of 20% per annum, beginning after the first year of service (as defined), so that an employee becomes fully vested after six full years of service. Forfeitures of nonvested employer contributions are utilized to reduce required employer contributions and expenses. Contributions to the plan charged to expense amounted to $134,704, $49,925 and $28,782 during the years ended August 31, 1995, 1996 and 1997, respectively.

(10)     COMMITMENTS AND CONTINGENCIES:

         (a) Operating leases-

         The Company leases facilities and equipment from related and unrelated parties under operating leases expiring between 1997 and 2002. Minimum annual lease payments are as follows:

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1995, 1996 AND 1997

                                             Minimum Annual Lease Payments

         Fiscal Year                          Related           Unrelated
         Ending August 31,                    Parties            Parties
         -----------------                    -------            -------
         1998                                 $31,000          $  374,093
         1999                                     --              272,324
         2000                                     --              202,744
         2001                                     --              187,531
         2002                                     --               76,047
                                              -------          ---------
                                              $31,000          $1,112,739
                                              =======          ==========

            Rent expense under all operating leases amounted to $986,700, $679,036 and $602,551 during the years ended August 31, 1995, 1996 and 1997, respectively.

            (b) Potential liability for environmental contamination -

            The Company's environmental services present risks of substantial liability for environmental contamination. Certain of the Company's remediation activities also entail risks of personal injury and property damage. Although the potential liability of the Company is significant, no material legal claim has ever been asserted against the Company. No liability for any such claims is reflected in the accompanying consolidated financial statements.

            The Company has been notified by the Environmental Protection Agency, through a General Notice Letter that the Company is a potentially liable party at the Florida Petroleum Reprocessors Site in Davie, Florida. However, at this time, no estimate of the potential liability can be calculated due to the limited amount of information available. This type of liability is an insurable risk and the Company's insurance carrier has been notified; however, no formal claim has been filed at this time. The insurance policy has a deductible of $250,000. Company management is of the opinion that Company liability, if any, will be minimal.

            (c) Insurance-

            Since July 1993, the Company has maintained certain professional liability insurance policies with an insurance carrier. To the best of the Company's knowledge, there are no outstanding professional liability claims at this time. See Note 10(b) for additional information.

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1995, 1996 AND 1997

            (d)  Litigation, claims and assessments-

            In May 1996, the Company settled all its remaining claims deriving from Sunshine Jr. Stores, Inc. bankruptcy in 1992. These claims, totaling approximately $270,000, were settled for approximately $237,000 resulting in a charge to the allowance for doubtful accounts in fiscal 1996 of approximately $33,000.

            In August 1993, a civil action was filed in Hamblen County Chancery Court of the Third District of Tennessee against the Company and Galen of Tennessee, Inc., seeking compensatory and punitive damages of approximately $1,140,000 in regards to an asbestos abatement project. In December 1993, the Court dismissed the lawsuit. The parties are now compelled to submit to arbitration, and the Company's exposure appears to be substantially less than $140,000. The plaintiff has not made any demand for arbitration. The Company believes that this action is without merit and intends to vigorously defend itself.

            The Company is not subject to any other material legal proceedings. From time to time, the Company is involved in other routine litigation, claims and assessments incidental to its business. The Company does not believe that the ultimate resolution of any of the above described matters would have a material adverse impact on the accompanying consolidated financial statements.

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

            In May, 1996 a new law (the "1996 Act") was passed which implemented significant changes to the reimbursement program and addressed the estimated $450 million backlog of unpaid claims. The 1996 Act provided for the elimination of the reimbursement program effective August 1, 1996 and required all reimbursement applications to be submitted by December 31,

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1995, 1996 AND 1997

1996. Also, the 1996 Act created a non-profit public benefit corporation, which became operational in the Fall of 1997, to finance the unpaid backlog. This non-profit corporation is charged with financing the estimated backlog of 9,500 claims totaling over $556 million. Payment of claims will be on a first-come, first-served methodology based on application filing date and an assumed annual allocation rate of $100 million. Claims paid will be subject to a 3.5% annual discount in consideration of the anticipated accelerated payment as compared to the previously expected period of 4 to 5 years. Based upon information obtained from the State of Florida, it is currently anticipated that payment of the initial portion of the claims (approximately $213 million) should begin in the first quarter of calendar 1998; however, no assurance of that timetable can be given.

            The Company in prior fiscal years recorded valuation allowances on the amounts due to reflect the State mandated discount and potential denied costs. At August 31, 1996 these allowances totaled $931,665 with $889,937 applied as a valuation allowance to the amounts due, resulting in a net amount of $2,812,737 shown as the Amounts Due from State Agency, net, in the accompanying consolidated balance sheet.

            At August 31, 1997 these allowances totaled $913,918 with $166,623 applied as a valuation allowance to the amounts due, resulting in a net of $512,927 shown as the Amounts Due From State Agency, net, in the accompanying consolidated balance sheet. The balance sheet also includes $747,295 which is included as an accrued liability to reflect the Company's liability to pay discounts and denied costs on receivables sold to third-parties.

            All of the approximately $3.1 million in reimbursement applications at August 31, 1996, have been sold to third party entities at August 31, 1997. The Company used third-party funding to obtain the cash from the buyers to avoid the long payout period by the State. In addition to selling the previously mentioned claims, the Company filed approximately $703,000 directly with the State.

            Specifically, the Company entered into several arrangements to sell substantially all the claims filed with the State for reimbursement. These arrangements required the Company to pay a 3 - 4% prepaid fee at the time the buyers paid the Company.

            If the State has not paid the buyers within the first nine months, the Company will pay indemnification costs at the rate of .6875% per month beginning October 1997. In January 1998, the indemnification rate begins to increase each month and could reach 12.375% per month in August 1998. The effect of the rate increase is to generate an overall yield, since inception, of

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1995, 1996 AND 1997

8.25%. These indemnification costs are being charged against the reserve account at the present time. In the event the State does not meet the projected payment schedule beginning in the first quarter of calendar year 1998, the reserves will not be adequate to absorb all of the indemnification costs.

            In addition, the Company has placed 13% of the amounts sold in an interest bearing escrow account to provide for potential state denied costs and state mandated interest discount. The interest earned on the escrowed amounts accrues to the Company's benefit and is recorded as interest income in the period earned. The escrow balance at August 31, 1997, is $596,408 and is included in restricted cash on the accompanying Consolidated Balance Sheet.

            The Company filed all amounts due from the State prior to the state mandated filing deadline of December 31, 1996.

            (f) Segment Information

            The Company operates in one industry segment, as contemplated by Financial Accounting Standards Board Statement No. 14. Laidlaw and its affiliates accounted for approximately 21%, 20% and 8% of consolidated gross revenues for the years ended August 31, 1995, 1996, and 1997, respectively. Included in accounts receivable, net in the accompanying consolidated balance sheets as of August 31, 1996 and 1997 are amounts due from Laidlaw and its affiliates of $432,700 and $128,373, respectively. A Laidlaw affiliate owns 50% of the Company's outstanding common stock and three officers of Laidlaw affiliates are Directors of the Company.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of ViroGroup, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of ViroGroup, Inc. and subsidiaries as of August 31, 1996 and 1997, and for each of the three years in the period ended August 31, 1997, included in this Form 10-K, and have issued our report thereon dated October 22, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule on Page F-1 of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,
October 22, 1997

                        VIROGROUP, INC. AND SUBSIDIARIES
                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED AUGUST 31, 1995, 1996, AND 1997

 For the                                        Balance at      Charged to                                    Balance at
Year Ended                                     Beginning of     Costs and                                       End of
August 31,   Description                           Period        Expenses       Deductions       Other          Period
----------   -----------                           ------        --------       ----------       -----          ------

   1995      Allowance for Doubtful Accounts     $391,109        $539,746       $295,294(1)    $      --        $635,561
                                                 ========        =======        ========       =========        =======

             Allowance for Discounts and         $     --        $726,308(2)    $     --       $      --        $726,308
             Denied Costs                        ========        ========       ========       =========        =======

   1996      Allowance for Doubtful Accounts     $635,561        $ 48,008       $ 62,721(1)    $(118,297)(3)    $502,551
                                                 ========        ========       ========       =========        =======

             Allowance for Discounts and         $726,308        $ 16,745(2)    $     --       $(146,884)(4)    $889,937
             Denied Costs                        ========        ========       ========       =========        =======

   1997      Allowance for Doubtful Accounts     $502,551        $ 72,526       $264,819(1)    $      --        $310,258
                                                 ========        ========       ========       =========        =======

             Allowance for Discounts and         $889,937        $(17,652)      $  4,370       $(705,662)(5)    $166,623
             Denied Costs                        ========        ========       ========       =========        =======

--------------------------
(1) Represents net accounts written off.
(2) Represents a reduction in gross revenues.
(3) Represents a transfer to the Allowance for Discounts and Denied Costs.
(4) Represents amounts transferred from Allowance for Doubtful Accounts of $118,297 plus allowance transferred from unbilled receivables at August 31, 1997 of $48,665 less amount transferred to accrued liabilities of $20,078
(5) Represents a transfer to accrued liabilities

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VIROGROUP, INC.

                                   /s/ CHARLES S. HIGGINS, JR., PRESIDENT
                                   -------------------------------------------
                                       Charles S. Higgins, Jr., Chairman,
                                         President and Chief Executive Officer

Dated: November 25, 1997



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE AND CAPACITY                                      DATE
----------------------                                      ----

/s/ DEWAYNE BASKETTE                                  November 25, 1997
-------------------------------
DeWayne Baskette
Chief Financial Officer

/s/ A. DENNY ELLERMAN                                 November 25, 1997
-------------------------------
A. Denny Ellerman, Director

/s/JAMES J. HATTLER                                   November 25, 1997
-------------------------------
James J. Hattler, Director

/s/ RICK L. MCEWEN                                    November 25, 1997
-------------------------------
Rick L. McEwen, Director

/s/ SYLVESTER O. OGDEN                                November 25, 1997
-------------------------------
Sylvester O. Ogden, Director

/s/ KENNETH W. WINGER                                 November 25, 1997
-------------------------------
Kenneth W. Winger, Director