Form 10-K405/A
period 1997-08-31
VIROGROUP INC
filed 1997-12-05
CIK 875044

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K/A

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

================================================================================
operational in the Fall of 1997, to finance the unpaid backlog. This non-profit corporation is charged with financing the estimated backlog of 9,500 claims totaling over $556 million. Payment of claims will be on a first-come, first-served methodology based on application filing date and an assumed annual allocation rate of $100 million. Claims paid will be subject to a 3.5% annual discount in consideration of the anticipated accelerated payment as compared to the previously expected period of 4 to 5 years. Based upon information received from the State of Florida, it is currently anticipated that payment of the initial portion of the claims (approximately $213 million) should begin in the first quarter of calendar 1998; however, no assurance of that timetable can be given.

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

         Because the State did not pay the funding entities by September 30, 1997, the Company will begin to pay indemnification costs at a monthly rate of 0.6875% in October 1997. Under the agreement with the funders, the monthly rate increases such that if the applications are not paid by the State prior to the 20th month after funding, the Company will have paid indemnification costs at the rate of 0.6875% for 18 months. If the applications are not paid within 20 months, the Company must indemnify the funders at the rate which would have otherwise been received by the funders from the State program if interest were being paid by the State. These indemnification costs are being charged against the reserve account at the present time. In the event the State does not meet the projected payment schedule beginning in the first quarter of calendar year 1998, the reserves will not be adequate to absorb all of the indemnification costs.

                        VIROGROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997



                                                       Number of           Number of            Paid-In      (Accumulated
                                                        Shares    Amount   Shares     Amount    Capital        Deficit)

BALANCE, August 31, 1994..........................     800,000   $ 8,000   397,607    $ 3,976   18,178,560   $(10,860,644)
Conversion of preferred stock into common stock...    (800,000)   (8,000)  397,607      3,976      154,973             --
Net loss for the year.............................          --        --        --         --           --     (2,586,737)
Dividends on preferred stock......................          --        --        --         --           --       (460,445)
                                                       -------   -------   -------    -------  -----------    ------------
BALANCE, August 31, 1995..........................          --             795,214      7,952   18,333,533    (13,907,826)
Net loss for the year.............................          --        --        --         --           --     (1,375,645)
                                                                 -------   -------    -------  -----------   ------------
BALANCE, August 31, 1996..........................          --        --   795,214      7,952   18,333,533    (15,283,471)
Net loss for the year.............................          --        --        --         --           --     (2,892,716)
BALANCE, August 31, 1997..........................          --             795,214    $ 7,952  $18,333,533   $(18,176,187)
                                                       =======   =======   =======    =======  ===========   =============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sell of receivables to third party

      funders        ...............................................          --             --          3,020,989

      Proceeds from current notes payable...........................  14,847,778      9,448,098          5,814,599
      Repayment of notes payable.................................... (14,821,775)    (8,046,374)        (7,145,083)
      Repayment of long-term debt...................................     (15,243)      (109,228)                --
      Repayment of capitalized lease obligations....................     (57,142)       (25,936)            (9,447)
      Cash paid to issue common stock...............................     (29,497)            --                 --
      Proceeds from long-term notes payable.........................      99,437             --                 --
      Payment of preferred stock dividends..........................    (280,000)            --                 --
                                                                      ----------     ----------         ----------
           Net cash provided by (used in)

            financing activities....................................    (256,442)     1,266,560           1,681,058
                                                                      ----------     ----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (21,872)        86,208            (191,001)

CASH AND CASH EQUIVALENTS,

      Beginning of year.............................................     126,665        104,793             191,001
                                                                       ---------     ----------         -----------

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

                                             Number of   Number of
                                 Number of   Shares of   Shares of
                    Exercise     Shares of    Common       Common     Shares
                     Price         Common      Stock        Stock      Out-
                    Per Share      Stock     Exercised   Forfeited   standing
Date of Grant       ---------     Granted    ---------   ---------   --------
-------------                     -------

December 1991       $56.00         19,281      (106)      (18,350)        825
June 1992            72.00          6,125                  (6,125)          0
March 1993           70.00         10,063                  (6,000)      4,063
August 1993          32.00            250                                 250
December 1993        20.00          6,000                  (6,000)          0
October 1994         14.00          1,250                  (1,250)          0
November 1994        12.00          4,375                  (4,375)          0
July 1995             8.00            313                    (313)          0
July 1995             7.52            313                    (313)          0
January 1996          4.48          6,750                               6,750
November 1996         2.56         15,000                  (3,125)     11,875
January 1997          2.00          6,250                               6,250
March 1997            1.12          3,500                               3,500
                                  -------                  -------    -------

Balance
August 31, 1997                    79,470      (106)      (45,851)     33,513
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

            Because the State did not pay the funding entities by September 30, 1997, the Company will begin to pay indemnification costs at a monthly rate of 0.6875% in October 1997. Under the agreement with the funders, the monthly rate increases such that if the applications are not paid by the State prior to the 20th month after funding, the Company will have paid indemnification costs at the rate of 0.6875% for 18 months. If the applications are not paid within 20 months, the Company must indemnify the funders at the rate which would have otherwise been received by the funders from the State program if interest were

                        VIROGROUP, INC. AND SUBSIDIARIES

                         AUGUST 31, 1995, 1996 AND 1997

being paid by the State. These indemnification costs are being charged against the reserve account at the present time. In the event the State does not meet the projected payment schedule beginning in the first quarter of calendar year 1998, the reserves will not be adequate to absorb all of the indemnification costs.

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

Dated: December 5, 1997



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE AND CAPACITY                                      DATE
----------------------                                      ----

/s/ DEWAYNE BASKETTE                                  December 5, 1997
-------------------------------
DeWayne Baskette
Chief Financial Officer

/s/ A. DENNY ELLERMAN                                 December 5, 1997
-------------------------------
A. Denny Ellerman, Director

/s/JAMES J. HATTLER                                   December 5, 1997
-------------------------------
James J. Hattler, Director

/s/ RICK L. MCEWEN                                    December 5, 1997
-------------------------------
Rick L. McEwen, Director

/s/ SYLVESTER O. OGDEN                                December 5, 1997
-------------------------------
Sylvester O. Ogden, Director

/s/ KENNETH W. WINGER                                 December 5, 1997
-------------------------------
Kenneth W. Winger, Director