Form 10-Q
period 1997-11-30
VIROGROUP INC
filed 1998-01-15
CIK 875044

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----------        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended November 30, 1997
                                               -----------------

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----------        SECURITIES AND EXCHANGE ACT OF 1934

                 For the transition period from          to
                                                --------    --------
                           Commission File No. 0-19350

                                 ViroGroup, Inc.

             (Exact name of registrant as specified in its charter)


         Florida                                          59-1671036
 ------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


    5217 Linbar Drive, Suite 309
         Nashville, TN 37211                                    37211
--------------------------------------                         --------
(Address of principle executive office)                       (zip code)

Registrant's telephone number including area code:  (615) 832-0081
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

                         Yes     X          No
                              -------          -------

The number of shares outstanding of the registrant's common stock, $.01 Par Value, as of January 13, 1998 was 795,214.

                        VIROGROUP, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                         QUARTER ENDED NOVEMBER 30, 1997

                                                                        Page
                                                                        ----
Part I - Financial Information

Consolidated Balance Sheets
 November 30, 1997 and August 31, 1997.....................................3

Consolidated Statements of Operations
 Three Months Ended November 30, 1997 and
 November 30, 1996.........................................................4

Consolidated Statements of Cash Flows
 Three Months Ended November 30, 1997 and
 November 30, 1996.........................................................5

Notes to Consolidated Financial Statements.................................6

Management's Discussion and Analysis of
  Financial Condition and Results of Operations...........................12


Part II - Other Information...............................................14


Signature Page............................................................16


                        VIROGROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      NOVEMBER 30, 1997 AND AUGUST 31, 1997



                                                                                 November 30, 1997         August 31, 1997
                                                                                 -----------------         ---------------
                                        ASSETS                                       (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalent...............................................          $   3,098              $        -
     Restricted cash........................................................            596,408                 596,408
     Accounts receivable, net of allowance for doubtful
       accounts of $302,500 and $310,258, respectively......................          1,401,123               1,727,152
     Unbilled accounts receivable...........................................            289,815                 254,235
     Prepaid income taxes...................................................              4,376                   4,376
     Prepaid expenses and other.............................................            101,767                 113,871
                                                                                   ------------             -----------
           Total current assets.............................................          2,396,587               2,696,042
AMOUNTS DUE FROM STATE AGENCY, net..........................................            527,058                 512,927
PROPERTY AND EQUIPMENT, net.................................................            330,596                 340,869
OTHER ASSETS................................................................              1,136                  14,131
                                                                                   ------------             -----------
          Total assets......................................................       $  3,255,377             $ 3,563,969
                                                                                   ============             ===========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable.......................................................        $   500,381             $   374,703
     Accrued liabilities....................................................          1,454,666               1,540,017
     Notes payable..........................................................          1,149,451               1,160,944
     Other current liabilities..............................................            129,155                 323,007
                                                                                    -----------             -----------
          Total current liabilities.........................................        $ 3,233,653             $ 3,398,671
                                                                                    -----------             -----------
SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 50,000,000 shares
       authorized, 795,214 issued and outstanding...........................              7,952                   7,952
     Additional paid-in capital.............................................         18,333,533              18,333,533
     Accumulated deficit....................................................        (18,319,761)            (18,176,187)
                                                                                    -----------             -----------
          Total shareholders' equity........................................             21,724                 165,298
                                                                                    -----------             -----------
          Total liabilities and shareholders' equity........................        $ 3,255,377             $ 3,563,969
                                                                                    ===========             ===========


                The accompanying notes to consolidated financial
            statements are an integral part of these balance sheets.

                        VIROGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED NOVEMBER 30, 1997 AND NOVEMBER 30, 1996
                                   (Unaudited)

                                                                                            1997                   1996
                                                                                        -----------            -----------
GROSS REVENUES.................................................................         $ 1,549,878            $ 2,694,509
COST OF GROSS REVENUES.........................................................             959,002              1,910,298
                                                                                        -----------            -----------
     Gross profit..............................................................             590,876                784,211
  SELLING, GENERAL & ADMINISTRATIVE EXPENSES,
   Including rentals to related party of
     $46,500 in 1997 and 1996..................................................             719,552              1,106,060
                                                                                        -----------            -----------
Loss from operations...........................................................            (128,676)              (321,849)
                                                                                                  -
OTHER INCOME (EXPENSE):
     Interest expense, net.....................................................             (26,183)               (42,574)

     Other, net................................................................              11,342                 33,275
                                                                                        -----------            -----------
     Loss before income taxes..................................................            (143,517)              (331,148)

PROVISION FOR INCOME TAXES.....................................................                   -                      -
                                                                                        ------------           -----------
     Net loss..................................................................         $   (143,517)          $  (331,148)
                                                                                        ============           ===========
NET LOSS PER SHARE COMMON SHARE................................................         $      (0.18)          $     (0.42)
                                                                                        ============           ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.....................................         $    795,214           $   795,214
                                                                                        ============           ===========










                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                        VIROGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                                           1997              1996
                                                                                        ---------        -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss....................................................................       $(143,569)       $  (331,148)
                                                                                        ---------        -----------
     Adjustments to reconcile net loss to net
      cash provided by  (used in) operating activities
        Depreciation and amortization............................................          48,040             85,418
        Provision for bad debts..................................................          14,272             27,851
        (Gain) loss on disposition of property and equipment.....................           1,595             (2,321)
        Restructuring charge.....................................................        (193,852)              -
        Changes in assets and liabilities:
          Decrease (increase) in--
             Accounts receivable and amounts due from state agency...............         297,625            999,951
             Unbilled accounts receivable........................................         (35,580)           216,897
             Prepaid income taxes................................................             -                5,155
             Prepaid expenses and other assets...................................          25,098            (32,396)
          Increase (decrease) in--
             Accounts payable....................................................         125,672           (354,597)
             Accrued liabilities.................................................         (85,351)           (41,497)
                                                                                        ---------        -----------
               Total adjustments.................................................         197,520            904,461
                                                                                        ---------        -----------
        Net cash provided by (used in) operating activities......................          53,951            573,313
                                                                                        ---------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment.........................................         (39,361)           (42,597)
     Proceeds from sale of property and equipment................................             -                3,030
                                                                                        ---------        -----------
        Net cash provided by (used in) investing activities......................         (39,361)           (39,567)
                                                                                        ---------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable.................................................       1,026,616          1,879,018
     Repayment of notes payable..................................................       1,038,109          2,560,393
     Repayment of long-term debt.................................................             -               (3,296)
                                                                                        ---------        -----------
        Net cash provided by (used in) financing activities......................         (11,492)          (684,671)
                                                                                        ---------        -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................           3,098           (150,925)
CASH AND CASH EQUIVALENTS, beginning of period...................................             -              191,001
                                                                                        ---------        -----------
CASH AND CASH EQUIVALENTS, end of period.........................................       $   3,098        $    40,076
                                                                                        =========        ===========
SUPPLEMENTAL DISCLOSURES:
     Interest paid...............................................................       $  26,183        $    43,904
                                                                                        =========        ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        VIROGROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997
                                   (UNAUDITED)

(1) Basis of Presentation

The consolidated balance sheet as of August 31, 1997, which has been derived from audited statements, and the unaudited interim consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of November 30, 1997 and the results of operations and cash flows for the three-month period ended November 30, 1997 and November 30, 1996.

The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements contained in its Annual Report on Form 10-K for the year ended August 31, 1997, as filed with the Securities and Exchange Commission.

(2) Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities through the ordinary course of business. The Company has incurred losses for the past three years beginning with fiscal year ended August 31, 1995 and has been dependent upon Laidlaw, Inc. to guarantee the Company's bank line of credit. In accordance with the preferred stock conversion agreement, effective June 26, 1998, any amounts borrowed from Laidlaw will convert to a three year term loan payable to Laidlaw with quarterly amortization payments due. If operation losses continue, the company may not be able to generate sufficient cash flow to service the term debt or to fund operations.

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

(3) One-for-Eight Reserve Stock Split

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

The reverse split was effectuated to enable the Company to remain in compliance with the listing criteria of the Nasdaq SmallCap Market; however, the Company's stock was delisted as of December 30, 1997.

(4) Loss Per Share

Loss per share is calculated by dividing net loss attributed to common shareholders by the weighted average number of common shares and common share equivalents outstanding during the periods. Common share equivalents are not considered for periods in which there is a loss, since their impact would be anti-dilutive. Primary and fully diluted loss per share amounts are the same for all periods presented.

(5) Florida Underground Petroleum Storage Tank (UST) Reimbursement Program, Amounts Due from State Agency and the Concentration of Credit Risk.

During fiscal 1994, the Company aggressively expanded its participation in the State of Florida financed programs to provide environmental services to evaluate, assess and remediate contaminated underground petroleum storage tank sites. Through its Inland Protection Trust Fund, the State of Florida reimbursed certain costs to clean up eligible contaminated sites. Primarily due to an estimated unfunded $450 million backlog and annual tax revenue allocation of only $100 million, in March 1995 new legislation directed the Florida Department of Environmental Protection to cease processing, with certain limited exceptions, applications for reimbursement of costs to clean up UST sites eligible for state funds.

In May, 1996 a new law (the "1996 Act") was passed which implemented significant changes to the reimbursement program and addressed the estimated $450 million backlog of unpaid claims. The 1996 Act provided for the elimination of the reimbursement program effective August 1, 1996 and required all reimbursement applications to be submitted by December 31, 1996. Also, the 1996 Act created a non-profit public benefit corporation, which became operational during the Fall of 1997, to finance the unpaid backlog. This non-profit corporation is charged with financing the estimated backlog of 9,500 claims totalling over $556 million. Payment of claims will be on a first-come, first-served methodology based on application filing date and an assumed annual allocation rate of $100 million. Claims paid will be subject to a 3.5% annual discount in consideration of the anticipated accelerated payment as compared to the previously expected period of 4 to 5 years. Based upon information obtained from the State of Florida, it is currently anticipated that payment of the initial portion of the claims (approximately $213 million) should begin in the first quarter of calendar 1998; however, no assurance of that timetable can be given.

The Company in prior fiscal years recorded valuation allowances on the amounts due to reflect the State mandated discount and potential denied costs. At August 31, 1997 these allowances totaled $913,918 with $166,623 applied as a valuation allowance to the amounts due, resulting in a net amount of $512,927 shown as the Amounts Due from State Agency, net, in the accompanying consolidated balance sheet. The balance sheet also includes $747,295 which is included as an accrued liability to reflect the Company's liability to pay discounts and denied costs on receivables sold to third-parties.

At November 30, 1997, these allowances totaled $869,247 with $166,623 applied as a valuation allowance to the amount due resulting in a net of $527,058 shown as the Amounts Due from State Agency, net, in the accompanying consolidated balance sheet. The balance sheet also includes $702,624 which is included as an accrued liability to reflect the Company's liability to pay discounts and denied costs on receivables sold to third parties.

Approximately $3.1 million in reimbursement applications had been sold to third party entities at August 31, 1997. The Company used third party funding to obtain the cash from the buyers to avoid the long payout period by the State. In addition to selling the previously mentioned claims, the Company filed approximately $703,000 directly with the State.

Specifically, the Company entered into several arrangements to sell substantially all the claims filed with the State for reimbursement. These arrangements required the Company to pay a 3 - 4% prepaid fee at the time the buyers paid the Company.

Because the State did not pay the funding entities by September 30, 1997, the Company began paying indemnification costs at a rate of 0.6875% in October 1997. Under the agreement with the funders, the monthly rate increases such that if the applications are not paid by the State prior to the 20th month after funding, the Company will have paid indemnification costs at the rate of 0.6875% for 18 months. If the applications are not paid within 20 months, the Company must indemnify the funders at the rate which would have otherwise been received by the funders from the State program if interest were being paid by the State. These indemnification costs are being charged against the reserve account at the present time. In the event the State does not meet the projected payment schedule beginning in the first quarter of calendar year 1998, the reserves will not be adequate to absorb all of the indemnification costs.

In addition, the Company has placed 13% of the amounts sold in an interest bearing escrow account to provide for potential state denied costs and state mandated interest discount. The interest earned on the escrowed amounts accrues to the Company's benefit and is recorded as interest income in the period earned. The escrow balance at November 30, 1997 and August 31, 1997 is $596,408 and is included in restricted cash on the accompanying Consolidated Balance Sheet.

The Company filed all amounts due from the State prior to the state mandated filing deadline of December 31, 1996.

(6) Notes Payable

Notes payable at November 30, 1997 and August 31, 1997, consisted of advances against a $3.0 million line of credit. Under this line of credit, the Company may borrow up to $3.0 million at an interest rate of prime (8.50% at November 30, 1997) less .25%. Laidlaw, Inc. (Laidlaw) in lieu of its commitment to provide up to $3.0 million in debt financing to the Company pursuant to the terms of the preferred stock conversion agreement of June 26, 1995, caused a letter of credit to be issued to collateralize the $3.0 million line of credit. Substantially all of the Company's assets secure this obligation to Laidlaw in the event of a draw upon the letter of credit. The line of credit expires January 20, 1998 and the letter of credit expires February 20, 1998. At the letter's expiration, Laidlaw has stated it will comply with the terms of the preferred stock conversion agreement whereby an affiliate will make available to the Company for a three-year period from June 26, 1995 up to $3.0 million in financing with advances thereunder carrying an interest rate equal to that available to the Company from alternative sources with the principal and interest to be paid in equal quarterly installments over the three-year period commencing with the line of credit expiration.

(7) Restructuring Charge

Primarily due to the May 1996 law relating to the Florida UST Program and a continued decline in forecasted landfill design work, as well as general market conditions, the company closed two non-profitable satellite offices in Tampa, Florida and Jacksonville, Florida and reduced the size of its Lexington, South Carolina office by approximately one-third. A restructuring charge of $237,755 was included in the August 31, 1997 Consolidated Statement of Operations. These restructuring charges consisted primarily of employee severance and rent expense and the $237,755 is included in Accrued liabilities on the August 31, 1997 consolidated balance sheet.

For the three month period ended November 30, 1997, $193,852 had been charged against the accrual primarily for employee severance pay and lease expenses on closed offices. The Company believes the balance of $43,902 in the accrual account at November 30, 1997 is adequate to absorb the remaining estimated costs.

(8) Segment Information

The Company operates in one industry segment, as contemplated by Financial Accounting Standards Board Statement No. 14. International Comfort Products and Laidlaw and its affiliate accounted for approximately 25% and 20% respectively of consolidated revenues for the three months ended November 30, 1997. Amounts due from these clients total $379,059 and are included in Accounts receivables, net in the accompanying consolidated balance sheet for November 30, 1997. A Laidlaw affiliate owns 50% of the Company's outstanding common stock and three officers of Laidlaw affiliates are Directors of the Company.

(9) Legal

The Company has been notified by the Environmental Protection Agency, through a General Notice Letter that the Company is a potentially liable party at the Florida Petroleum Reprocessors Site in Davie, Florida. However, at this time, no estimate of the potential liability can be calculated due to the limited amount of information available. This type of liability is an insurable risk and the Company's insurance carrier has been notified; however, no formal claim has been filed at this time. The insurance policy has a deductible of $250,000. Management is of the opinion that Company liability will be minimal, if any.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996. Gross revenues decreased by 42% to $1,549,878 for the three months ended November 30, 1997 compared to $2,694,509 for the same period of fiscal year 1997. This decrease in gross revenues results from the changes in gross revenues in each of the Company's two divisions, Environmental (Enviro) and Hydrogeological (Hydro), as follows:

                             Gross Revenues For the
                               Three Months Ended
                                  November 30,
                           --------------------------   % Increase
    Division                  1997            1996      (Decrease)
---------------------      ----------      ----------   ----------

Enviro Florida             $  448,095      $  607,695      (26)
Enviro South Carolina         406,580         779,522      (48)
Enviro Tenn                   528,574       1,056,735      (50)
                           ----------      ----------
TOTAL ENVIRO DIVISION       1,383,249       2,443,952      (43)
                           ----------      ----------
HYDRO DIVISION                166,629         250,557      (33)
                           ----------      ----------
TOTAL VIROGROUP, INC       $1,549,878      $2,694,509      (42)
                           ==========      ==========


Florida operations had a decrease in gross revenues of $159,600 from the prior year. Of this decrease, approximately $231,000 is due to the closure of the two small unprofitable offices located in Jacksonville and Tampa in the fourth quarter of fiscal 1997. That decrease is partially offset by an increase of $53,000 in revenues at the Pensacola location. The $372,942 decrease in gross revenues from the South Carolina operations is primarily due to a decrease in landfill design work in South Carolina. The decrease of $528,161 in Tennessee revenues is primarily due to revenues generated by two large remediation projects which were in progress during the first and second quarters of last year. In addition, the overall volume of work in the Remedial Division is down in the first quarter of fiscal 1998. The Hydro Division had a decrease in revenue of $83,928. The decrease was mainly the result of the amount of work available in the water resources area.

Cost of gross revenues have improved from 71% of revenues for the first quarter of fiscal 1997 to 62% of revenues for the first quarter of fiscal 1998. That improvement is the result of the EMS work being done which has a higher profit percent than the traditional work done by the Company and an improvement in the smaller and more efficient operations in South Carolina.

Selling, general and administrative expenses decreased by $386,508. This decrease was mainly accomplished through the reduction of under utilized staff, office closures and management cost controls.

Net interest expense decreased by $16,391 primarily due to the lower notes payable balance. That lower balance results from paying down the note to the bank with funds generated from the sale of the UST receivables. Other income decreased by $21,933 mainly due to insurance recoveries on damaged equipment in fiscal 1997.

The Company has not provided a provision for income taxes due to the current quarter's net loss and has not recorded any tax benefit. It has provided a 100% valuation allowance of the deferred tax asset that results from federal and state net operating loss carry forwards due to the lack of availability of federal and state taxable income within the carryback period, available under the federal and state tax laws as well as the inability to determine the likelihood that future federal and state taxable income will be sufficient to utilize the deferred tax asset.

The net loss for the three months ended November 30, 1997 decreased by $187,631 compared to the prior year. This net loss for the first quarter of fiscal 1998 is primarily attributable to the low revenues; however, the decrease in the loss between years results from the improvement in gross margins and the decrease in overhead costs.

Liquidity and Capital Resources as of November 30, 1997

The Company's operating activities provided net cash of $53,951 for the three months ended November 30, 1997. This cash was primarily the result of lower net receivables partially offset by the cash expenditures made for the restructuring charge made in fiscal 1997.

Working capital, including Amounts Due from State Agency decreased by $120,301. The decrease in working capital is mainly due to the decrease in regular and unbilled receivables ($290,000) partially offset by the decrease in the accrued restructuring costs ($194,000). The decrease in revenues and more consistent follow up in receivables collections are mainly responsible for the lower receivables.

Investing activities used $39,361 of cash for the purchase of equipment.

Financing activities used cash in the amount of $11,492 which was the net decrease in notes payable.

Inflation has not significantly affected the Company's financial position or operations. Borrowings under the $3,000,000 line of credit bear interest at prime less .25%. The prime rate at November 30, 1997 was 8.5%. No assurance can be given that inflation or the prime rate will not significantly fluctuate, either of which could adversely affect the Company's results of operations.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.   OTHER INFORMATION

           None

ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K

           Exhibit 27 -- Financial Data Schedule (SEC Use Only)

Reports on Form 8-K

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VIROGROUP, INC.

Date: January 13, 1998                By:     /s/ Charles S. Higgins, Jr.
                                            -----------------------------
                                            Charles S. Higgins, Jr., President
                                            and Chief Executive Officer

Date: January 13, 1998                By:    /s/ DeWayne Baskette
                                            ---------------------
                                            DeWayne Baskette, Vice President
                                            and Chief Financial Officer