Form 10-Q
period 1998-02-28
VIROGROUP INC
filed 1998-04-14
CIK 875044

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----------        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1998
                                               -----------------

----------        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                           Commission File No. 0-19350
                                               -------

                                 ViroGroup, Inc.

             (Exact name of registrant as specified in its charter)


          Florida                                        59-1671036
 ------------------------------                      ------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


     5217 Linbar Drive, Suite 309
        Nashville, TN 37211                                     37211
 -------------------------------------                         --------
(Address of principle executive office)                       (zip code)

Registrant's telephone number including area code:  (615) 832-0081
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

The number of shares outstanding of the registrant's common stock, $.01 Par Value, as of February 28, 1998 was 795,188.

                        VIROGROUP, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                         QUARTER ENDED FEBRUARY 28, 1998

                                                                       Page
                                                                       ----
Part I- Financial Information

Consolidated Balance Sheets
 February 28, 1998 and August 31, 1997....................................3

Consolidated Statements of Operations
 Three Months Ended February 28, 1998 and
 February 28, 1997........................................................4

Consolidated Statements of Operations
 Six Months Ended February 28, 1998 and
 February 28, 1997........................................................5

Consolidated Statements of Cash Flows
 Six Months Ended February 28, 1998 and
 February 28, 1997........................................................6

Notes to Consolidated Financial Statements................................7

Management's Discussion and Analysis of
  Financial Condition and Results of Operations..........................13


Part II - Other Information..............................................17


Signature Page...........................................................18

                        VIROGROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      FEBRUARY 28, 1998 AND AUGUST 31, 1997


                                                                 February 28, 1998   August 31, 1997
                                                                 -----------------   ---------------
                          ASSETS                                    (Unaudited)
CURRENT ASSETS:
     Restricted cash ........................................      $    592,917       $    596,408
     Accounts receivable, net of allowance for doubtful
       accounts of $311,286 and $310,258, respectively ......         1,345,677          1,727,152
     Unbilled accounts receivable ...........................           226,320            254,235
     Prepaid income taxes ...................................             4,376              4,376
     Prepaid expenses and other .............................            81,268            113,871
                                                                   ------------       ------------
           Total current assets .............................         2,250,558          2,696,042
AMOUNTS DUE FROM STATE AGENCY, net ..........................           531,661            512,927
PROPERTY AND EQUIPMENT, net .................................           276,155            340,869
OTHER ASSETS ................................................             1,676             14,131
                                                                   ------------       ------------
          Total assets ......................................      $  3,060,049       $  3,563,969
                                                                   ============       ============
          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable .......................................      $    230,866       $    374,703
     Accrued liabilities ....................................         1,477,861          1,540,017
     Notes payable ..........................................         1,580,146          1,160,944
     Other current liabilities ..............................            80,677            323,007
                                                                   ------------       ------------
          Total current liabilities .........................      $  3,369,550       $  3,398,671
                                                                   ------------       ------------
SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 50,000,000 shares
       authorized, 795,214 issued and outstanding ...........             7,952              7,952
     Additional paid-in capital .............................        18,333,533         18,333,533
     Accumulated deficit ....................................       (18,650,985)       (18,176,187)
                                                                   ------------       ------------
          Total shareholders' equity (deficit) ..............          (309,500)           165,298
                                                                   ------------       ------------
          Total liabilities and shareholders' equity ........      $  3,060,049       $  3,563,969
                                                                   ============       ============

                The accompanying notes to consolidated financial
            statements are an integral part of these balance sheets.

                        VIROGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
                                   (Unaudited)

                                                                         1998              1997
                                                                      -----------       -----------
GROSS REVENUES .................................................      $ 1,138,705       $ 1,476,247
COST OF GROSS REVENUES .........................................          727,018         1,128,012
                                                                      -----------       -----------
     Gross profit ..............................................          411,687           348,235

  SELLING, GENERAL & ADMINISTRATIVE EXPENSES,
   Including rentals to former shareholder of 15,500 in 1998 and
     $46,500 in 1997 ...........................................          772,771         1,095,584
                                                                      -----------       -----------
Loss from operations ...........................................         (361,084)         (747,349)

OTHER INCOME (EXPENSE):
     Interest expense, net .....................................          (24,575)          (61,837)
     Other, net ................................................           54,378            21,550
                                                                      -----------       -----------
     Loss before income taxes ..................................         (331,281)         (787,636)

PROVISION FOR INCOME TAXES .....................................             --                --
                                                                      -----------       -----------
     Net loss ..................................................      $  (331,281)      $  (787,636)
                                                                      ===========       ===========
NET LOSS PER SHARE COMMON SHARE ................................      $     (0.42)      $     (0.99)
                                                                      ===========       ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .....................          795,188           795,188
                                                                      ===========       ===========















                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                        VIROGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            SIX MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
                                   (Unaudited)

                                                                                     1998              1997
                                                                                  -----------       -----------
GROSS REVENUES .............................................................      $ 2,688,583       $ 4,170,756

COST OF GROSS REVENUES .....................................................        1,686,020         3,038,311
                                                                                  -----------       -----------
     Gross profit ..........................................................        1,002,563         1,132,445

  SELLING, GENERAL & ADMINISTRATIVE EXPENSES,
   Including rentals to related party of $62,000 in 1998 and $93,000 in 1997        1,492,323         2,201,645
                                                                                  -----------       -----------
Loss from operations .......................................................         (489,760)       (1,069,200)

OTHER INCOME (EXPENSE):
     Interest expense, net .................................................          (50,758)         (104,411)

     Other, net ............................................................           65,720            54,836
                                                                                  -----------       -----------
     Loss before income taxes ..............................................         (474,798)       (1,118,775)

PROVISION FOR INCOME TAXES .................................................             --                   8
                                                                                  -----------       -----------
     Net loss ..............................................................      $  (474,798)      $(1,118,783)
                                                                                  ===========       ===========
NET LOSS PER SHARE COMMON SHARE ............................................      $     (0.60)      $     (1.41)
                                                                                  ===========       ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .................................          795,188           795,188
                                                                                  ===========       ===========











                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                        VIROGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                                   (Unaudited)

                                                                            1998             1997
                                                                        -----------       -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ....................................................      $  (474,798)      $(1,118,783)

     Adjustments to reconcile net loss to net
      cash provided by  (used in) operating activities
        Depreciation and amortization ............................           86,096           167,751
        Provision for bad debts ..................................           26,592            42,571
        (Gain) loss on disposition of property and equipment .....          (60,562)          (16,958)
        Restructuring charge .....................................         (226,452)                0
        Changes in assets and liabilities:
          Decrease (increase) in--
             Accounts receivable and amounts due from state agency          336,149         1,527,740
             Unbilled accounts receivable ........................           27,915           278,453
             Prepaid income taxes ................................                0             5,156
             Prepaid expenses and other assets ...................           45,058         1,622,272
          Increase (decrease) in--
             Accounts payable ....................................         (143,838)         (712,021)
             Accrued liabilities .................................          (78,033)          629,608
                                                                        -----------       -----------
               Total adjustments .................................           12,925         3,544,572
                                                                        -----------       -----------

        Net cash provided by (used in) operating activities ......         (461,874)        2,425,789
                                                                        -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment .........................          (47,425)          (82,262)
     Proceeds from sale of property and equipment ................           86,605            25,062
                                                                        -----------       -----------
        Net cash provided by (used in) investing activities ......           39,180           (61,200)
                                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable .................................        2,349,701         3,320,914
     Repayment of notes payable ..................................       (1,930,498)       (5,812,342)
     Repayment of capitalized lease obligations ..................                0            (6,662)
                                                                        -----------       -----------
        Net cash provided by (used in) financing activities ......          419,202        (2,498,090)
                                                                        -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................           (3,491)         (133,501)
CASH AND CASH EQUIVALENTS, beginning of period ...................          596,408           191,001
                                                                        -----------       -----------
CASH AND CASH EQUIVALENTS, end of period .........................      $   592,917       $    57,500
                                                                        ===========       ===========
SUPPLEMENTAL DISCLOSURES:
     Interest paid ...............................................      $    59,524       $   110,276
                                                                        ===========       ===========
     Income taxes paid ...........................................      $         0       $         8
                                                                        ===========       ===========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        VIROGROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998
                                   (UNAUDITED)


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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of February 28, 1998 and the results of operations and cash flows for the three-month and six-month periods ended February 28, 1998 and February 28, 1997.

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

Management is aware of the possibility of not being able to continue as a going concern and has implemented the following actions in its fiscal 1998 business plan in an effort to maintain the Company's continuity as a going concern:

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

The Company has an authorized capitalization of 50,000,000 shares of common stock, par value $.01 per share. The authorized capital stock of the Company was not reduced or otherwise affected by the reverse split. As of January 23, 1997, the Company had 6,361,708 shares of common stock issued and outstanding. The aggregate number of shares of common stock issued and outstanding following the reverse split is 795,188. All common shares and per share amounts have been adjusted to give retroactive effect of the reverse split.

The reverse split was effectuated as an attempt to enable the Company to remain in compliance with the listing criteria of the Nasdaq SmallCap Market; however, the Company's stock was delisted as of December 30, 1997.

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

In May, 1996 a new law (the "1996 Act") was passed which implemented significant changes to the reimbursement program and addressed the estimated $450 million backlog of unpaid claims. The 1996 Act provided for the elimination of the reimbursement program effective August 1, 1996 and required all reimbursement applications to be submitted by December 31, 1996. Also, the 1996 Act created a non-profit public benefit corporation, which became operational during the Fall of 1997, to finance the unpaid backlog. This non-profit corporation is charged with financing the estimated backlog of 9,500 claims totaling over $556 million. Payment of claims will be on a first-come, first-served methodology based on application filing date and an assumed annual allocation rate of $100 million. Claims paid will be subject to a 3.5% annual discount in consideration of the anticipated accelerated payment as compared to the previously expected period of 4 to 5 years. Payment of the initial portion of the claims (approximately $213 million) was made in March, 1998. Based on information received from the State of Florida, additional payments will be made periodically as additional claims packages are reviewed; however, no assurances can be given that a specific payment timetable will be maintained.

The Company in prior fiscal years recorded valuation allowances on the amounts due to reflect the State mandated discount and potential denied costs. At August 31, 1997 these allowances totaled $913,918, of which $166,623 was applied as a valuation allowance to the Amounts Due from State Agency, resulting in a net amount of $512,927 shown in the accompanying consolidated balance sheet. The remaining $747,295 is included as an accrued liability to reflect the Company's potential liability to pay discounts and denied costs on receivables sold to third-parties.

At February 28, 1998, these allowances totaled $784,444, of which $166,623 was applied as a valuation allowance to the Amounts Due from State Agency, resulting in a net of $531,661 shown in the accompanying consolidated balance sheet. The remaining $617,821 is included as an accrued liability to reflect the Company's potential liability to pay discounts and denied costs on receivables sold to third parties.

Approximately $3.1 million in reimbursement applications had been sold to third party entities at August 31, 1997. The Company used third party funding to avoid the long payout period by the State. In addition to selling the previously mentioned claims, the Company filed approximately $703,000 of claims directly with the State.

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

As a result of the payments made by the State of Florida in March, 1998, the Company's exposure for indemnification costs, discounts, and disallowed costs will be reduced. As of April 13, 1998, the Company is unable to estimate that reduced exposure.

In addition, the Company has placed 13% of the amounts sold in an interest bearing escrow account to provide for potential state denied costs and state mandated interest discount. The interest earned on the escrowed amounts accrues to the Company's benefit and is recorded as interest income in the period earned. The escrow balance at February 28, 1998 and August 31, 1997 was $592,917 and $596,408, respectively, and is included in restricted cash on the accompanying Consolidated Balance Sheet.

The Company filed all amounts due from the State prior to the state mandated filing deadline of December 31, 1996.

(6)    Notes Payable

Notes payable at February 28, 1998 and August 31, 1997, consisted of advances against a $3.0 million line of credit. Under this line of credit, the Company may borrow up to $3.0 million at an interest rate of prime (8.50% at February 28, 1998) less .25%. Laidlaw, Inc. (Laidlaw) in lieu of its commitment to provide up to $3.0 million in debt financing to the Company pursuant to the terms of the preferred stock conversion agreement of June 26, 1995, caused a letter of credit to be issued to collateralize the $3.0 million line of credit. Substantially all of the Company's assets secure this obligation to Laidlaw in the event of a draw upon the letter of credit. The line of credit expires June 26, 1998 and the letter of credit expires July 26, 1998. Laidlaw has stated it will comply with the terms of the preferred stock conversion agreement at the letter's expiration, and an affiliate will make available to the Company for a three-year period from June 26, 1998 up to $3.0 million in financing with advances thereunder carrying an interest rate equal to that available to the Company from alternative sources with the principal and interest to be paid in equal quarterly installments over the three-year period commencing with the line of credit expiration.

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

For the six month period ended February 28, 1998, $197,047 had been charged against the accrual primarily for employee severance pay and lease expenses on closed offices. The Company believes the balance of $40,708 in the accrual account at February 28, 1998 is adequate to absorb the remaining estimated costs.

(8)    Segment Information

The Company operates in one industry segment, as contemplated by Financial Accounting Standards Board Statement No. 14. International Comfort Products and Laidlaw and its affiliates each accounted for approximately 19% of consolidated revenues for the six months ended February 28, 1998. Amounts due from these clients total $386,611 and are included in Accounts receivable, net in the accompanying consolidated balance sheet for February 28, 1998. A Laidlaw affiliate owns 50% of the Company's outstanding common stock and three officers of Laidlaw affiliates are Directors of the Company.

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

(10)   Proposed Acquisition

On April 3, 1998, the Company received a proposed letter of intent from Laidlaw Environmental Services, Inc. offering to purchase the non-Laidlaw-owned shares of ViroGroup, Inc. for the purpose of merging ViroGroup into Laidlaw, with ViroGroup surviving as a wholly-owned subsidiary of Laidlaw.

ViroGroup has formed a special committee of the independent members of the Board of Directors to evaluate the offer. The special committee has engaged an investment banking firm to assist them in the evaluation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               RECENT DEVEOPMENTS

Recent Developments

On April 3, 1998, the Company received a proposed letter of intent from Laidlaw Environmental Services, Inc. offering to purchase the non-Laidlaw-owned shares of ViroGroup, Inc. for the purpose of merging ViroGroup into Laidlaw, with ViroGroup surviving as a wholly-owned subsidiary of Laidlaw.

ViroGroup has formed a special committee of the independent members of the Board of Directors to evaluate the offer. The special committee has engaged an investment banking firm to assist them in the evaluation.

Results of Operations

Comparison of three months ended February 28, 1998 and February 28, 1997. Gross revenues decreased to $1,138,705 for the three months ended February 28, 1998 compared to $1,476,248 for the same period of fiscal year 1997, as indicated in the table below.


                                      Gross Revenues for the
                                        Three Months Ended
                                                                       % Increase
    Division                   February 28, 1998   February 29, 1997   (Decrease)
    --------                   -----------------   -----------------   ----------
Enviro Florida                    $  357,439          $  402,197           (11)

Enviro South Carolina                300,139             404,390           (26)

Enviro Tenn                          281,557             514,713           (45)
                                  ----------          ----------

TOTAL ENVIRO DIVISION                939,135           1,321,299           (29)

HYDRO DIVISION                       199,571             154,949           (29)
                                  ----------          ----------

TOTAL VIROGROUP, INC.             $1,138,705          $1,476,248           (23)
                                  ==========          ==========



The primary reasons for the decrease in gross revenues in each of the Company's divisions are as follows:

The majority of the decrease in the South Carolina operations of $104,251 was due to a decrease in landfill design work in South Carolina. The Tennessee gross revenues decrease of $233,156 was due to having two large projects in progress last fiscal year which have not been replaced in the current year and an overall reduction in volume for remedial projects.

Cost of gross revenues is 63.8% of revenues for the three months ended February 28, 1998, compared to 76.4%for the three months ended February 28, 1997. This improvement primarily results from the Environmental Management Systems (EMS) work being done. Even though the volume of EMS work was not as great as had been projected, the margins on those revenues are higher than on the traditional work done by the Company and have a positive impact on the overall gross margin.

Selling, general, and administrative expenses for the three months ended February 28, 1998 decreased by $322,813 to $772,771, as compared to $1,095,584 for the same period of the prior year. The majority of this improvement is due to staff downsizing and reductions in overhead expenses.

Net interest expense decreased due to charging accrued UST indemnification expenses against the reserve instead of to the interest expense account.

The net loss for the three months ended February 28, 1998 was $331,281 compared to a net loss of $787,636 for the same period of the prior year. This improvement is primarily the result of an increase in gross margins and the decrease in overhead costs.

Comparison of six months ended February 28, 1998 and February 28, 1997. Gross revenues decreased by 36% to $2,688,583 for the six months ended February 28, 1998 compared to $4,170,756 for the same period of fiscal year 1997. This decrease in gross revenues results from the changes in gross revenues in each of the Company's two divisions, Environmental (Enviro) and Hydrogeological (Hydro), as follows:

                                    Gross Revenues for the
                                      Six Months Ended
                                                                      % Increase
    Division                 February 28, 1998    February 28, 1997   (Decrease)
    --------                 -----------------    -----------------   ----------
Enviro Florida                   $  805,534           $1,009,890         (20)
Enviro South Carolina               706,719            1,183,912         (40)
Enviro Tenn                         810,131            1,571,448         (48)
                                 ----------           ----------
TOTAL ENVIRO DIVISION             2,322,384            3,765,250         (38)
HYDRO DIVISION                      366,200              405,506         (10)
                                 ----------           ----------
TOTAL VIROGROUP, INC.            $2,688,583           $4,170,756         (36)
                                 ==========           ==========

Florida Enviro operations had a decrease in gross revenues of $204,356 from the prior year. This decrease primarily results from the closure of the two small, unprofitable offices located in Jacksonville and Tampa, in the fourth quarter of fiscal 1997. The $477,193 decrease in gross revenues from the South Carolina operations is primarily due to a decrease in landfill design work in South Carolina. The decrease of $761,317 in Tennessee revenues is primarily due to revenues generated by two large remediation projects which were in progress during the first and second quarters of last year, which have not been replaced in the current year. In general, the overall volume of work in the Remedial Division is down in fiscal 1998.

Cost of gross revenues have improved from 73% of revenues for the first half of fiscal 1997 to 63% of revenues for the first half of fiscal 1998. That improvement is the result of (1) the EMS work, which has a higher profit margin than the traditional work done by the Company, and (2) operation improvements in the Hydro Division and in the smaller, more efficient operations in South Carolina.

Selling, general and administrative expenses decreased by $709,321. This decrease was mainly accomplished through the reduction of under-utilized staff, office closures and management cost controls.

Net interest expense decreased by $53,653 primarily due to charging the UST indemnification accrual against the reserve instead of expensing it. Other income increased by $10,884 mainly due to sale of idle equipment in fiscal 1998.

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

The net loss for the six months ended February 28, 1998 decreased by $643,985 compared to the prior year. This net loss for the first half of fiscal 1998 is primarily attributable to the lower-than-projected revenues; however, the decrease in the loss between years results from the improvement in gross margins and the decrease in overhead costs.

Liquidity and Capital Resources as of February 28, 1998

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities through the ordinary course of business. The Company has incurred losses for the past three years beginning with fiscal year ended August 31,

1995 and has been dependent upon Laidlaw, Inc. to guarantee the Company's bank line of credit. In accordance with the preferred stock conversion agreement, effective June 26, 1998, any amounts borrowed from Laidlaw will convert to a three-year term loan payable to Laidlaw with quarterly amortization payments due. If operating losses continue, the Company may not be able to generate sufficient cash flow to service the term debt or to fund oeprations. See Footnote 2 in Notes to Consolidated Financial Statements for additional details.

The Company's operating activities used net cash of $461,874 for the six months ended February 28, 1998. That was primarily the result of the net loss of $474,798 for the period.

Working capital, including Amounts Due from State Agency decreased by $397,624. The decrease in working capital is mainly due to the decrease in regular and unbilled receivables ($409,000) partially offset by the decrease in the accrued restructuring costs ($226,000). The decrease in revenues and more consistent follow up in receivables collections are mainly responsible for the lower receivables.

Investing activities provided $39,180 from proceeds from sale of equipment in excess of new equipment purchases.

Financing activities provided cash in the amount of $419,202 which was the net increase in notes payable.

Inflation has not significantly affected the Company's financial position or operations. Borrowings under the $3,000,000 line of credit bear interest at prime less .25%. The prime rate at February 28, 1998 was 8.5%. No assurance can be given that inflation or the prime rate will not significantly fluctuate, either of which could adversely affect the Company's results of operations.

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

In May, 1996 a new law (the "1996 Act") was passed which implemented significant changes to the reimbursement program and addressed the estimated $450 million backlog of unpaid claims. The 1996 Act provided for the elimination of the reimbursement program effective August 1, 1996 and required all reimbursement applications to be submitted by December 31, 1996. Also, the 1996 Act created a non-profit public benefit corporation, which became operational during the Fall of 1997, to finance the unpaid backlog. This non-profit corporation is charged with financing the estimated backlog of 9,500 claims totaling over $556 million. Payment of claims will be on a first-come, first-served methodology based on application filing date and an assumed annual allocation rate of $100 million. Claims paid will be subject to a 3.5% annual discount in consideration of the anticipated accelerated payment as compared to the previously expected period of 4 to 5 years. Payment of the initial portion of the claims (approximately $213 million) was made in March, 1998. Based on information received from the State of Florida, additional payments will be made periodically as additional claims packages are reviewed; however, no assurances can be given that a specific payment timetable will be maintained.

The Company in prior fiscal years recorded valuation allowances on the amounts due to reflect the State mandated discount and potential denied costs. At August 31, 1997 these allowances totaled $913,918, of which $166,623 was applied as a valuation allowance to the Amounts Due from State Agency, resulting in a net amount of $512,927 shown in the accompanying consolidated balance sheet. The remaining $747,295 is included as an accrued liability to reflect the Company's potential liability to pay discounts and denied costs on receivables sold to third-parties.

At February 28, 1998, these allowances totaled $784,444, of which $166,623 was applied as a valuation allowance to the Amounts Due from State Agency, resulting in a net of $531,661 shown in the accompanying consolidated balance sheet. The remaining $617,821 is included as an accrued liability to reflect the Company's potential liability to pay discounts and denied costs on receivables sold to third parties.

Approximately $3.1 million in reimbursement applications had been sold to third party entities at August 31, 1997. The Company used third party funding to avoid the long payout period by the State. In addition to selling the previously mentioned claims, the Company filed approximately $703,000 of claims directly with the State.

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

As a result of the payments made by the State of Florida in March, 1998, the Company's exposure for indemnification costs, discounts, and disallowed costs will be reduced. As of April 14, 1998, the Company is unable to estimate that reduced exposure.

In addition, the Company has placed 13% of the amounts sold in an interest bearing escrow account to provide for potential state denied costs and state mandated interest discount. The interest earned on the escrowed amounts accrues to the Company's benefit and is recorded as interest income in the period earned. The escrow balance at February 28, 1998 and August 31, 1997 was $592,917 and $596,408, respectively, and is included in restricted cash on the accompanying Consolidated Balance Sheet.

The Company filed all amounts due from the State prior to the state mandated filing deadline of December 31, 1996.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.  OTHER INFORMATION

      None


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

      EXHIBIT 27  FINANCIAL DATA SCHEDULE (For SEC Use Only)

Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         VIROGROUP, INC.




Date: April 13, 1998                     By: /s/ Charles S. Higgins, Jr.
                                             ----------------------------------
                                             Charles S. Higgins, Jr., President
                                             and Chief Executive Officer



Date: April 13, 1998                     By: /s/ DeWayne Baskette
                                             ----------------------------------
                                             DeWayne Baskette, Vice President
                                             and Chief Financial Officer