Form 10-K405/A
period 1997-08-31
VIROGROUP INC
filed 1998-04-16
CIK 875044

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2
                                   FORM 10-K/A

     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                         NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                   ON WHICH REGISTERED
    -------------------                                  ----------------------

                                      NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of November 17, 1997, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $225,060.

As of November 17, 1997, the number of outstanding shares of Common Stock of the Registrant was 795,188.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

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

BACKGROUND AND ORGANIZATION

         The Company's client base is diversified. Its clients range in size from large, publicly held corporations to municipalities and local enterprises, including industrial firms, sales and service companies, service stations and utilities. The majority of the Company's revenues are derived from private-sector clients.

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

         During fiscal 1993 the Company acquired an environmental and remediation services company in Nashville, Tennessee, from a Laidlaw Inc. ("Laidlaw") affiliate in exchange for 600,000 shares of the Company's Series A Preferred Stock. On the same date, the Company sold to another Laidlaw affiliate an additional 200,000 shares of Series A Preferred Stock for $2,000,000 in cash. In June 1995, these entities surrendered these holdings in exchange for 397,606 of the Company's $0.01 par value common shares (the "Common Stock"), which represents 50% of the Company's total shares after giving effect to the one-for-eight reverse stock split on January 23, 1997. In addition, the agreement included the following provisions:

     -- Should Laidlaw sell or transfer the Common Stock received under this agreement at any time between two and six years after issuance, holders of other outstanding shares of Common Stock will be granted the right to participate in any such transaction on the same basis, terms and conditions.

     -- ViroGroup's Board of Directors was reduced from nine members to seven, three of whom are to be nominated by the holders of the Common Stock issued under the agreement.

     -- Commencing with the issuance of the Common Stock and for a three-year period thereafter, Laidlaw agreed to extend to ViroGroup a $3.0 million line of credit subordinated to and bearing the same interest rate as the Company's existing bank credit line. Laidlaw, in lieu of its commitment to provide the debt financing to the Company, caused a letter of credit to be issued to collateralize the Company's $3.0 million line of credit to a bank lender. Substantially all of the Company's assets secure this obligation to Laidlaw in the event of a draw upon the line of credit.

         Furthermore, Laidlaw waived unpaid preferred stock dividends totaling $180,445. As a result of this preferred stock conversion and waiver, the Company is no longer obligated to pay an annual preferred stock dividend of $560,000.

         In 1996, Laidlaw affiliates were the Company's largest clients, accounting for approximately 20% of the Company's revenues. In 1997, Laidlaw affiliates accounted for only 8% of revenues.

         The Company is organized into two broad service divisions. These service divisions are Environmental Consulting and Engineering Services, and Hydrogeological and Water Resources Services. Through this organization, each office utilizes the Company's full resources regardless of geographical location, thus contributing to optimizing solutions that address the Company's clients' diverse environmental challenges. This merger of the Company's talent is designed to maximize staff utilization while reducing overhead costs. All Company locations use the name of ViroGroup as their identity.

          The Company's principal executive offices are located at 5217 Linbar Drive, Suite 309, Nashville, Tennessee 37211, and its phone number is (615) 832-0081. Unless otherwise indicated, references herein to specific years correspond to the Company's fiscal year ending August 31.

         ENVIRONMENTAL CONSULTING AND ENGINEERING SERVICES.

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

         OPERATIONAL ENVIRONMENTAL AUDITS. Operational environmental audits are performed at industrial, commercial and governmental facilities to provide an analysis of a client's environmental compliance status, to suggest ways to minimize hazardous waste and reduce costs and to recommend corrective action, if appropriate. The Company performs these services to help clients comply with environmental and work place laws and regulations, including air emissions, wastewater and groundwater discharges, hazardous and solid wastes, polychlorinated biphenyls, asbestos, pesticides, oil spill control, underground storage tanks, drinking water, contingency planning, OSHA, worker right-to-know and SARA Title III (community right-to-know). This complex body of environmental laws and regulations has substantially reduced a company's ability to comply without assistance by outside specialists.

         The Company offers specialized follow-on services to address needs identified during the audit. Chemical and process engineers work with regulatory specialists to develop waste minimization programs. Permit deficiencies are evaluated and corrective action programs including training are implemented.

         WASTEWATER AND PROCESS ENGINEERING SERVICES. These services include wastewater treatment projects that use physical, chemical and biological processes. Other wastewater management services include, monitoring and inspection of wastewater management systems and compliance with applicable provisions of federal, state and local laws and regulations. NPDES and RCRA
(TSD) permit-related services are provided as well as wastewater facility and collection system planning and design.

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

         ENVIRONMENTAL MANAGEMENT SERVICES (EMS). During fiscal 1996, the Company added database design services to help clients efficiently manage their compliance programs. Environmental compliance can be extremely time-consuming and complex. The Company's EMS staff works with clients to evaluate their needs for compliance and designs a database which easily and timely generates automatic tracking, specification calculations and compliance reports. This modular system allows clients to select modules for air permitting, discharge monitoring reporting, permit tracking and hazardous waste tracking, as well as specific client customized modules. Such flexibility allows the Company to easily tailor these applications to each client's needs and budget.

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

         In May 1996, a new law (the "1996 Act") was passed which implemented significant changes to the reimbursement program and addressed the estimated $450 million backlog of unpaid claims. The 1996 Act provided for the elimination of the reimbursement program effective August 1, 1996 and required all reimbursement applications to be submitted by December 31, 1996. Also, the 1996 Act created a non-profit public benefit corporation, which became operational in the Fall of 1997, to finance the unpaid backlog. This non-profit corporation is charged with financing the estimated backlog of 9,500 claims totaling over $556 million. Payment of claims will be on a first-come, first-served methodology based on application filing date and an assumed annual allocation rate of $100 million. Claims paid will be subject to a 3.5% annual discount in consideration of the anticipated accelerated payment as compared to the previously expected period of 4 to 5 years. Based upon information received from the State of Florida, it is currently anticipated that payment of the initial portion of the claims (approximately $213 million) should begin in the first quarter of calendar 1998; however, no assurance of that timetable can be given.

         The Company in prior fiscal years recorded valuation allowances on the amounts due to reflect the state mandated discount and potential denied costs. At August 31, 1996, allowances totaled $931,665 with $889,937 applied as a valuation allowance to the amounts due, resulting in a net amount of $2,812,737 shown as the Amounts Due From State Agency, net, in the accompanying consolidated balance sheet.

         At August 31, 1997, allowances totaled $913,918 with $166,623 applied as a valuation allowance to the amounts due, resulting in a net of $512,927 shown as the Amounts Due From State Agency, net, in the accompanying consolidated balance sheet. The balance sheet also includes $747,295 which is included in Accrued Liabilities to reflect the Company's liability to pay discounts and denied costs on receivables sold to third parties.

         All of the approximately $3.1 million in reimbursement applications which were unfiled at August 31, 1996, have been sold to third-party financing entities at August 31, 1997. The Company used third-party funding to obtain the cash from the financing entities to avoid the long payout period by the State. In addition to selling the previously mentioned claims, the Company filed approximately $703,000 directly with the State.

         Specifically, the Company entered into several arrangements to sell substantially all the claims filed with the state for reimbursement. These arrangements required prepayment of a 3-4% prepaid fee to cover administrative and other costs for up to the first nine months at the time the financing entity paid the Company.

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

         Identification of an acceptable source of water can be time consuming and expensive in coastal and island hydrogeologic environments. Withdrawals from an aquifer can induce the movement of poorer quality water into the production wells, causing failure of the system. In response to these problems, the Company's professionals conduct research in the hydrodynamics of the fresh/salt water interface and model withdrawal scenarios to maximize both water production and protection of potable water resources. The Company specializes in salt water intrusion, including identifying, quantifying and controlling the problem.

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

CLIENTS

         Almost all of the clients that retain the Company to provide environmental services are private-sector clients ranging from large, publicly-traded corporations to local enterprises, including industrial, sales and service companies and service stations. Almost all of the clients that retain the Company to provide groundwater resource management services, which principally relate to public water supply development, are public and private utilities and governmental water supply systems. The Company does not provide services to governmental units in connection with regulatory enforcement actions against private companies.

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

MARKETING

         The Company's sales and marketing efforts focus on developing new clients including national accounts and generating new business from existing clients. The Company believes its corporate sales and marketing program, which includes three full-time, professional sales people, teamed with localized marketing by the professional consulting staff is the most effective method of generating revenues. Marketing activities include presentations by senior staff personnel to civic and professional associations, presentations at seminars and publication of articles in professional journals.

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

COMPETITION

         The market for the Company's services is highly competitive. The Company competes with many other firms, ranging from small, local firms to large, national firms having substantially greater financial and marketing resources than the Company. The Company competes primarily on the basis of quality of service and expertise. Other competitive factors include geographic location, price and availability of personnel.

INSURANCE AND LIABILITY

         It has been both a Company policy and a requirement of many clients for the Company to carry insurance for the services it performs. The Company maintains professional liability and contractor's pollution liability insurance in the amount of $5,000,000. The Company's general liability insurance is in the amount of $2,000,000 plus $5,000,000 in excess liability coverage. Aggressive enforcement of RCRA and Superfund Act regulations and legal decisions adverse to insurance carriers involving pollution damage may make it difficult for the Company and others in its industry to obtain adequate liability insurance in the future. In addition, the professional liability insurance policy is available only on a claims made basis, so the insured is only covered if it maintains coverage. While the Company believes it operates safely and prudently, there are various exclusions under its insurance policies and there is no assurance that all possible liabilities that may be incurred by the Company are covered by its insurance or that the dollar amount of such liabilities will not exceed the Company's policy limits.

EMPLOYEES

         At August 31, 1997, the Company had 64 full-time employees of whom 31 hold technical degrees and 12 of whom held advanced degrees. The technical/professional staff includes hydrogeologists, environmental engineers, chemical engineers, civil engineers, geologists and others.

         The Company's ability to retain and expand its staff of qualified professionals will be an important factor in determining the Company's future success. None of the Company's employees is represented by a union. The Company considers its employee relations to be good.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and positions of all directors and executive officers of the Company as of April 8, 1998 are listed below, followed by a brief account of their business experience during the last five years. The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Company's directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. On June 26, 1995, the Company and Laidlaw, the parent corporation of Bryson Industrial Services, Inc. ("Bryson") and Laidlaw Osco Holdings, Inc. ("Osco"), entered into an agreement pursuant to which Bryson and Osco surrendered 200,000 and 600,000, respectively, shares of the Company's Series A Preferred Stock then held by them in exchange for a total of 397,606 shares of Common Stock which were issued to Osco. For so long as such shares of Common Stock are held by Laidlaw or its affiliates, the Company has agreed to nominate for election to its Board of Directors the Company's chief executive officer and three nominees proposed by Laidlaw. Mr. Higgins and Messrs. Hattler, McEwen and Winger were nominated pursuant to this agreement. For a description of certain other provisions of this agreement, see "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." There are no family relationships among the officers or directors of the Company nor any arrangements or understandings between any officer or director of the Company and any other person pursuant to which an officer or director was elected. None of the officers or directors of the Company has been involved in any court or administrative proceeding within the past five years adversely reflecting on his ability or integrity.

NAME                                              AGE               POSITION
----                                              ---               --------
Charles S. Higgins, Jr. ...........................49               Chairman, President and Chief Executive Officer
A. Denny Ellerman..................................56               Director
James J. Hattler...................................44               Director
Rick L. McEwen.....................................46               Director
Sylvester O. Ogden.................................62               Director
Kenneth W. Winger..................................59               Director
DeWayne Baskette...................................57               Chief Financial Officer
Lloyd E. Horvath...................................48               Executive Vice President
A. Todd Vehring....................................38               Vice President of Sales and Marketing


         Charles H. Higgins, Jr., P.E., was appointed Chairman, President and Chief Executive Officer of the Company on January 23, 1997. He was Executive Vice President and Chief Operating Officer of the Company from June 1995 until he was appointed to his current position. From March 1993 until June 1995, Mr. Higgins served as the Vice President in charge of the Environics division of the Company. Prior to March 1993, he was the President of Environics, Inc., a wholly-owned affiliate of Laidlaw providing environmental consulting services.

         A. Denny Ellerman has been the Executive Director of the Center for Energy and Environmental Policy Research at the Massachusetts Institute of Technology since March 1992. He also serves as a Senior Lecturer in the Sloan School of Management. From 1988 until 1992, Dr. Ellerman was a Vice-President of Charles River Associates, Inc., a Boston, Massachusetts, economic and management consulting firm.

         James J. Hattler has been employed by Laidlaw Environmental Services, Inc., and predecessor companies for approximately 25 years and has served as Vice President of Business Affairs since 1989 and Vice President Business and Information Systems Development since 1997.

         Rick L. McEwen became Vice President of Laidlaw Environmental Services, Inc. in January 1998. He has served in several managerial capacities in the Laidlaw organization for a total of nine years.

         Sylvester O. Ogden served as Chief Executive Officer and President of the Company from November 1994 until January 1997. He has been a director of the Company since November 1994. Prior to joining the Company, from November 1984 to July 1993, Mr. Ogden served as Executive Vice-President of Occidental Petroleum Company ("Occidental") and President and Chief Executive Officer of Island Creek, a coal-mining subsidiary of Occidental.

         Kenneth W. Winger has been President of Laidlaw Environmental Services, Inc., an affiliate of Laidlaw, since July 1995. Mr. Winger has held various other management positions within Laidlaw since joining that company in May 1991.

         Lloyd E. Horvath, P.E., is a water resources engineer and has been employed by the Company since 1977. He has been Vice President of the Company since 1986, Executive Vice President since 1993 and served as a director from 1977 to February 1995.

         DeWayne Baskette, CPA, has been Chief Financial Officer of the Company since March 1997. For the two years prior to that date, he served as Finance Controller for Thomas Nelson, Inc., a publishing company located in Nashville, Tennessee. During the two years preceding Thomas Nelson, he was a self-employed financial consultant.

         A. Todd Vehring, P.G., has been Vice President of Sales and Marketing of the Company since January 1997. He began with the Company in November of 1995 as the Director of Marketing. From February 1994 to September 1995, he served as General Manager and Business Development Manager for Environmental Science and Engineering, Inc. From March 1993 to February 1994, he was Sales Manager for IT Corp.

         Each director of the Company who is not an employee receives an annual fee of $3,000 and an option to purchase 187.5 shares of Common Stock, plus $500 per meeting of the Board of Directors attended by such director. The receipt of such fees and options has been waived by waived by Messrs. Hattler, McEwen and Winger. Directors of the Company who are also employees of the Company do not receive additional compensation for their services as directors.

         The Company maintains an Audit Committee which is composed of Messrs. Winger (Chairman), Ellerman and Ogden, a Compensation Committee composed of Messrs. Ellerman (Chairman) and Winger, and a Nominating Committee composed of Messrs. Ellerman (Chairman), Higgins and Ogden.

ITEM 11.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information regarding the total annual compensation paid or accrued by the Company during each of the three most recent fiscal years to the Company's most highly compensated officers whose total salary and bonus exceeded $100,000 during the fiscal year ended August 31, 1997 (collectively the "Named Executive Officers").

                                                                                                      ALL OTHER
NAME AND PRINCIPAL POSITION                                 YEAR         SALARY        BONUS        COMPENSATION
------------------------------------------------       ------------  -------------  ----------  ------------------

Charles S. Higgins, Jr.........................             1997         $116,784        --              --
   Chief Executive Officer, President and                   1996             *           --              --
   Chairman of the Board since January 23, 1997             1995         $102,395        --              --

Lloyd E. Horvath...............................             1997         $107,376        --              --
   Executive Vice President                                 1996             *           --              --
                                                            1995             *           --              --
* Less than $100,000.

LONG-TERM COMPENSATION AWARDS

         Other than grants if stock options for Common Stock of the Company described herein, no long-term compensation awards were made to the Named Executive Officers during the fiscal year ended August 31, 1997.

OPTION GRANTS DURING FISCAL YEAR ENDED AUGUST 31, 1997

         The following table sets forth all grants of options for Common Stock to the Named Executive Officers for the fiscal year ended August 31, 1997.

                                                        % OF TOTAL                                POTENTIAL REALIZABLE VALUE
                                         NUMBER OF        OPTIONS                                 AT ASSUMED ANNUAL RATES OF
                                         SECURITIES     GRANTED TO     EXERCISE OR                  STOCK PRICE APPRECIATION
                                         UNDERLYING      EMPLOYEES        BASE                          FOR OPTION TERM
                                           OPTION           IN            PRICE      EXPIRATION   ---------------------------
NAME                                    GRANTED (#)     FISCAL YEAR     ($/SHARE)       DATE         5% ($)         10% ($)
--------------------------------------  -----------    ------------   ------------   -----------  ----------       ----------
Charles S. Higgins, Jr. ..............     6,250          25.3%           2.00        1/23/07         7,861         19,922
Lloyd E. Horvath......................     2,500          10.1%           2.56        11/18/06        4,025         10,200



UNEXERCISED OPTIONS AND OPTION VALUES AT FISCAL YEAR ENDED AUGUST 31, 1997

         The following table sets forth information with respect to (i) the number of unexercised options held by the Named Executive Officers as of August 31, 1997 and (ii) the value as of August 31, 1997 of the unexercised in-the-money options.

                                    NUMBER OF SECURITIES UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED IN-THE-MONEY
                                             OPTIONS AT AUGUST 31, 1997                  OPTIONS AT AUGUST 31, 1997
                                                        (#)                                       ($)(1)
                                    -------------------------------------------     ---------------------------------
NAME                                     EXERCISABLE           UNEXERCISABLE         EXERCISABLE       UNEXERCISABLE
--------------------------------    --------------------     ------------------     --------------    ---------------
Charles S. Higgins, Jr. ........            7,563                  5,437                  0                  0
Lloyd E. Horvath................              500                  2,000                  0                  0



----------

(1) As of August 31, 1997, the options held by Messrs. Higgins and Horvath were not in-the-money due to the fact that the exercise prices for such options were above the fair market value of the underlying Common Stock.

BENEFIT PLANS

         401(k) PROFIT SHARING PLAN. All employees of the Company who have been employed by the Company for one month or more are eligible to participate in the Company's employee Profit Sharing Plan (the "Plan"). Participants may make contributions to the Plan by voluntarily reducing their salary by up to a maximum of 15%, and the Company will match such contributions up to 2% of the participant's salary. The Company contributed $28,782 to the Plan during fiscal year ended August 31, 1997. Amounts attributable to the Company's matching contributions vest at 20% per year beginning after the first year of service, or upon death or disability of the participant. Benefits are generally distributed by means of a joint and survivor annuity or in a lump sum following the participant's retirement, death, disability, termination of employment or demonstration of extreme financial hardship.

         1991 LONG-TERM INCENTIVE PLAN. The Company's 1991 Long-Term Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors and the shareholders of the Company in 1991. The Incentive Plan permits the granting of any or all of the following types of awards: (i) stock options, including incentive stock options; (ii) stock appreciation rights; (iii) restricted stock;
(iv) deferred stock; (v) performance awards conditioned upon meeting performance criteria: (vi) dividend equivalents; and (vii) other awards denominated or payable in, or otherwise related to Common Stock of the Company. Generally, awards under the Incentive Plan are granted for no consideration other than prior or future services. Awards granted under the Incentive Plan may, at the discretion of the Compensation Committee, be granted alone or in addition to, in tandem with or in substitution for any other award under the Incentive Plan or other plan of the Company. The exercise price for options granted under the Incentive Plan may not be less than 85% of the fair market value of the Common Stock on the date of grant. The Incentive Plan is administered by the Compensation Committee of the Board of Directors, which is composed of directors not eligible to participate in the Compensation Plan. There are 37,393 shares of Common Stock reserved for issuance under the Incentive Plan. The Compensation Committee is authorized to determine, from time to time, the term, exercise price, settlement terms, forfeiture provisions and other terms and conditions of each of the types of awards. No such determinations have been made by the Compensation Committee except with respect to the award of options to purchase shares of Common Stock.

EMPLOYMENT AGREEMENT

         The Company entered into an employment agreement ("Employment Agreement") with Sylvester O. Ogden, effective November 1, 1994 ("Effective Date"), which provided that he would serve as Chief Executive Officer and President. Under the Employment Agreement, Mr. Ogden received an annual salary of $140,000, a car allowance and options to purchase 4,375 shares of Common Stock, 50% of which vested upon execution of the Employment Agreement with the remaining options vesting pro rata over the ensuing three-year period. On March 1, 1995, Mr. Ogden voluntarily agreed to a 10% salary reduction for a one year period. On January 1, 1996, Mr. Ogden agreed to an additional 21% salary reduction. On January 23, 1997, Mr. Ogden resigned as Chief Executive Officer and President of the Company.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of April 8, 1998, with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Stock,
(ii) each director, (iii) each of the Named Executive Officers and (iv) all directors and executive officers of the Company as a group. On April 8, 1998, there were 795,188 shares of Common Stock outstanding. Each of the persons, or group of persons, in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

                                                                    NUMBER OF SHARES      PERCENTAGE OF OUTSTANDING
NAME (1)                                                           BENEFICIALLY OWNED            SHARES OWNED
------------------------------------                               ------------------     --------------------------
James J. Hattler (2)..............................................              0                         *
A. Denny Ellerman.................................................          1,250                         *
Charles S. Higgins, Jr............................................         10,825                       1.3%
Laidlaw Osco Holdings, Inc. (2)...................................        397,606                      50.0%
Rick L. McEwen (2)................................................              0                         *
Sylvester O. Ogden................................................          3,750                         *
Earl M. Williams, Jr..............................................         42,403                       5.3%
Kenneth W. Winger (2).............................................              0                         *
Lloyd E. Horvath..................................................         28,433(6)                    3.6%
All directors and executive officers as a group (9 persons).......         46,008(7)                    5.7%


*    Less than 1%.

(1) The business address of Messrs. Ellerman, Higgins and Ogden is 5217 Linbar Drive, Suite 309, Nashville, Tennessee 37211. The business address of Laidlaw Osco Holdings, Inc. and Messrs. Hattler, McEwen and Winger is 1301 Gervais Street, Suite 300, Columbia, South Carolina 29201.
(2) Messrs. Hattler, McEwen and Winger are employed by affiliates of Laidlaw Osco Holdings, Inc.
(3) Includes currently exercisable options to purchase 7,563 shares of Common Stock.
(4)  Includes currently exercisable options to purchase 563 shares of Common
     Stock.
(5) Includes currently exercisable options to purchase 3,750 shares of Common Stock.
(6)  Includes currently exercisable options to purchase 500 shares of Common
     Stock.
(7) Includes currently exercisable options to purchase 14,126 shares of Common Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LAIDLAW, INC.

         On June 26, 1995, the Company and Laidlaw entered into an agreement (the "Agreement") pursuant to which Bryson and Osco, subsidiaries of Laidlaw, surrendered the 200,000 and 600,000, respectively, shares of the Company's Series A Preferred Stock then held by them in exchange for a total of 3,180,854 shares of Common Stock, or 397,606 shares of Common Stock after giving effect to the one-for-eight reverse stock split on January 23, 1997. For so long as such shares of Common Stock are held by Laidlaw or its affiliates, the Company has agreed to nominate for election to its Board of Directors its chief executive officer and three nominees proposed by Laidlaw. Mr. Higgins and Messrs. Hattler, McEwen and Winger have been nominated pursuant to the Agreement. Bryson and Osco also waived all rights to dividends on the Preferred Stock whether or not accrued or declared. Laidlaw further agreed to provide a $3.0 million revolving line of credit to the Company with any amounts outstanding at the end of the three-year period to be repaid over the next three years in equal quarterly installments. Pursuant to the Agreement, on February 20, 1996, a Laidlaw affiliate caused to be issued a one-year, $3.0 million letter of credit to secure the Company's $3.0 million revolving credit line with a bank. The $3.0 million letter of credit was extended to July 26, 1998. Virtually all the Company's assets secure this commitment by Laidlaw. Pursuant to the Agreement, Laidlaw has agreed not to transfer any of the shares of Common Stock received until June 30, 1997, and will cause any transferee of the shares during the period commencing July 1, 1997 and ending June 30, 2001 to extend to the other holders of Common Stock the right to transfer their shares to such transferee on the same terms as those provided to Laidlaw.

         Laidlaw and its affiliates accounted for approximately $550,000 or 8% of the Company's consolidated gross revenues for the year ended August 31, 1997.

         On April 6, 1998, the Company announced that it had received a proposal from Laidlaw Environmental Services, Inc. relating to the possible acquisition of the shares of Common Stock of the Company not owned by Laidlaw or its affiliates for $0.50 in cash per share. In connection with the proposal, the Company formed a Special Committee of the Board of Directors to evaluate this and other options.

VIROGROUP OF SOUTH CAROLINA INC.'S EXECUTIVE OFFICE LEASE

         ViroGroup of South Carolina, Inc. (formerly ETE, Inc.) leases its executive offices in Lexington, South Carolina from Lexington Office Investors, a partnership owned two-thirds by Earl M. Williams, Jr., a former officer and director of the Company, and one-third by an employee of ViroGroup of South Carolina, Inc. who is neither a Company executive officer or a Company director. The lease expired on November 15, 1997 and provided for rent at the rate of $15,500 per month. During the fiscal year ended August 31, 1997, the total rent paid under this lease by ViroGroup of South Carolina, Inc. was $186,000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VIROGROUP, INC.

Dated: April 16, 1998                    By: /s/ Charles S. Higgins, Jr.
                                             ----------------------------------
                                             Charles S. Higgins, Jr., President
                                             and Chief Executive Officer

Dated: April 16, 1998                    By: /s/ DeWayne Baskette
                                             ---------------------------------
                                             DeWayne Baskette
                                             Chief Financial Officer