Form 10-Q
period 1998-05-31
VIROGROUP INC
filed 1998-07-15
CIK 875044

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1998
                                                  -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                           Commission File No. 0-19350
                                               -------

                                 ViroGroup, Inc.

             (Exact name of registrant as specified in its charter)


         Florida                                          59-1671036
 ------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


    5217 Linbar Drive, Suite 309
        Nashville, TN 37211                                   37211
---------------------------------------                     ----------
(Address of principle executive office)                     (zip code)

Registrant's telephone number including area code:  (615) 832-0081
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

                        Yes     X          No
                            ----------        ---------

The number of shares outstanding of the registrant's common stock, $.01 Par Value, as of May 31, 1998 was 795,188.

                        VIROGROUP, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                           QUARTER ENDED MAY 31, 1998

                                                                                                               Page
                                                                                                               ----

Part I- Financial Information

Consolidated Balance Sheets
 May 31, 1998 and August 31, 1997.................................................................................3

Consolidated Statements of Operations
 Three Months Ended May 31, 1998 and
 May 31, 1997.....................................................................................................4

Consolidated Statements of Operations
 Nine Months Ended May 31, 1998 and
 May 31, 1997.....................................................................................................5

Consolidated Statements of Cash Flows
 Nine Months Ended May 31, 1998 and
 May 31, 1997.....................................................................................................6

Notes to Consolidated Financial Statements........................................................................7

Management's Discussion and Analysis of
  Financial Condition and Results of Operations..................................................................13


Part II - Other Information......................................................................................19


Signature Page...................................................................................................20

                        VIROGROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        May 31, 1998 AND AUGUST 31, 1997


                                                                     May 31,        August 31,
                                                                      1998             1997
                                                                  ------------      ------------
                                                                   (Unaudited)
                              ASSETS
CURRENT ASSETS:
     Restricted cash ........................................     $    306,493      $    596,408
     Accounts receivable, net of allowance for doubtful
       accounts of $294,785 and $310,258, respectively ......        1,429,928         1,727,152
     Unbilled accounts receivable ...........................          106,910           254,235
     Prepaid income taxes ...................................            4,376             4,376
     Prepaid expenses and other .............................           29,735           113,871
                                                                  ------------      ------------
           Total current assets .............................        1,877,442         2,696,042
AMOUNTS DUE FROM STATE AGENCY, net ..........................          323,159           512,927
PROPERTY AND EQUIPMENT, net .................................          247,893           340,869
OTHER ASSETS ................................................           17,734            14,131
                                                                  ------------      ------------
          Total assets ......................................     $  2,466,227      $  3,563,969
                                                                  ============      ============
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable .......................................     $    468,719      $    374,703
     Accrued liabilities ....................................        1,360,485         1,540,017
     Notes payable ..........................................        1,301,447         1,160,944
     Other current liabilities ..............................           52,882           323,007
                                                                  ------------      ------------
          Total current liabilities .........................     $  3,183,532      $  3,398,671
                                                                  ------------      ------------
SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 50,000,000 shares
       authorized, 795,188 issued and outstanding ...........            7,952             7,952
     Additional paid-in capital .............................       18,333,533        18,333,533
     Accumulated deficit ....................................      (19,058,791)      (18,176,187)
                                                                  ------------      ------------
          Total shareholders' equity (deficit) ..............         (717,305)          165,298
                                                                  ------------      ------------
          Total liabilities and shareholders' equity ........     $  2,466,227      $  3,563,969
                                                                  ============      ============

                The accompanying notes to consolidated financial
            statements are an integral part of these balance sheets.

                        VIROGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED MAY 31, 1998 AND MAY 31, 1997
                                   (Unaudited)

                                                                          1998             1997
                                                                      -----------      -----------
GROSS REVENUES ..................................................     $ 1,128,367      $ 1,512,789
COST OF GROSS REVENUES ..........................................         831,859        1,066,891
                                                                      -----------      -----------
     Gross profit ...............................................         296,508          445,898
  SELLING, GENERAL & ADMINISTRATIVE EXPENSES,
   Including rentals to former shareholder of $15,500 in 1998 and
     $46,500 in 1997 ............................................         684,429        1,045,136
                                                                      -----------      -----------
Loss from operations ............................................        (387,921)        (599,238)
OTHER INCOME (EXPENSE):
     Interest expense, net ......................................         (23,598)         (42,971)
     Other, net .................................................           2,569           15,948
                                                                      -----------      -----------
     Loss before income taxes ...................................        (408,950)        (626,261)
PROVISION FOR INCOME TAXES ......................................              --              793
                                                                      -----------      -----------
     Net loss ...................................................     $  (408,950)     $  (627,054)
                                                                      ===========      ===========
NET LOSS PER SHARE COMMON SHARE .................................     $     (0.51)     $     (0.79)
                                                                      ===========      ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ......................         795,188          795,188
                                                                      ===========      ===========




                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                        VIROGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED MAY 31, 1998 AND MAY 31, 1997
                                   (Unaudited)

                                                                                        1998                 1997
                                                                                     -----------          -----------
GROSS REVENUES .............................................................         $ 3,816,950          $ 5,683,545
COST OF GROSS REVENUES .....................................................           2,517,879            4,105,204
                                                                                     -----------          -----------
     Gross profit ..........................................................           1,299,071            1,578,341
  SELLING, GENERAL & ADMINISTRATIVE EXPENSES,
   Including rentals to related party of $62,000 in 1998 and $93,000 in 1997           2,176,752            3,246,780
                                                                                     -----------          -----------
Loss from operations .......................................................            (877,681)          (1,668,439)

OTHER INCOME (EXPENSE):
     Interest expense, net .................................................             (74,356)            (153,257)
     Other, net ............................................................              68,290               76,648
                                                                                     -----------          -----------
     Loss before income taxes ..............................................            (883,747)          (1,745,048)
PROVISION FOR INCOME TAXES .................................................                  --                  802
                                                                                     -----------          -----------
     Net loss ..............................................................         $  (883,747)         $(1,745,850)
                                                                                     ===========          ===========
NET LOSS PER SHARE COMMON SHARE ............................................         $     (1.11)         $     (2.20)
                                                                                     ===========          ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .................................             795,188              795,188
                                                                                     ===========          ===========


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                        VIROGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED MAY 31, 1998 AND 1997
                                   (Unaudited)

                                                                              1998                 1997
                                                                           -----------          -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ....................................................         $  (883,747)         $(1,745,850)
                                                                           -----------          -----------

     Adjustments to reconcile net loss to net
      cash provided by  (used in) operating activities
        Depreciation and amortization ............................             117,313              237,780
        Provision for bad debts ..................................              38,642               56,420
        (Gain) loss on disposition of property and equipment .....             (57,517)             (22,415)
        Restructuring charge .....................................            (236,058)             (92,837)
        Relocation Charge ........................................             (34,066)              42,000
        Changes in assets and liabilities:
          Decrease (increase) in--
             Accounts receivable and amounts due from state agency             448,350            1,719,015
             Unbilled accounts receivable ........................             147,325              164,368
             Prepaid income taxes ................................                   0                8,469
             Prepaid expenses and other assets ...................              81,677            2,318,238
          Increase (decrease) in--
             Accounts payable ....................................              94,015             (818,419)
             Accrued liabilities .................................            (179,532)             643,949
                                                                           -----------          -----------
               Total adjustments .................................             706,974            4,256,568
                                                                           -----------          -----------

        Net cash provided by (used in) operating activities ......            (463,598)           2,510,718
                                                                           -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment .........................             (56,569)             (98,603)
     Proceeds from sale of property and equipment ................              89,749               32,385
                                                                           -----------          -----------
        Net cash provided by (used in) investing activities ......              33,180              (66,218)
                                                                           -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable .................................           3,506,818            4,591,790
     Repayment of notes payable ..................................          (3,366,315)          (6,540,449)
     Repayment of capitalized lease obligations ..................                   0               (8,955)
                                                                           -----------          -----------
        Net cash provided by (used in) financing activities ......             140,503           (1,957,614)
                                                                           -----------          -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................            (289,915)             486,886
CASH AND CASH EQUIVALENTS, beginning of period ...................             596,408              191,001
                                                                           -----------          -----------
CASH AND CASH EQUIVALENTS, end of period .........................         $   306,493          $   677,887
                                                                           ===========          ===========
SUPPLEMENTAL DISCLOSURES:
     Interest paid ...............................................         $    86,098          $   153,257
                                                                           ===========          ===========
     Income taxes paid ...........................................         $         0          $         8
                                                                           ===========          ===========




        The accompanying notes to consolidated financial statements are an integral part of these statements.

                        VIROGROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (UNAUDITED)


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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of May 31, 1998 and the results of operations and cash flows for the three-month and nine-month periods ended May 31, 1998 and May 31, 1997.

The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements contained in its Annual Report on Form 10-K for the year ended August 31, 1997, as filed with the Securities and Exchange Commission.

(2)     Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities through the ordinary course of business. The Company has incurred losses for the past three years beginning with fiscal year ended August 31, 1995 and has been dependent upon Laidlaw, Inc. or one of its affiliates to guarantee the Company's bank line of credit. In accordance with the preferred stock conversion agreement of June 26, 1995, any amounts borrowed from Laidlaw on June 26, 1998 will convert to a three year term loan with quarterly amortization payments. However, rather than loaning funds directly to the Company, Laidlaw extended its Letter of Credit guarantee of the Company's bank line of credit through August 30,1998, at which time amounts borrowed will be converted to a three year term.

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

Management is aware of the possibility of not being able to continue as a going concern and has implemented the following actions in its fiscal 1998 business plan in an effort to maintain the Company's continuity as a going concern:

(a)        Implementation of  cost containment procedures.

(b) Increasing focus on profitability by placing increased emphasis on products and services which are in high demand and which carry a higher profit margin than traditional services.

(c) Closing of small, non-profitable offices and disposing of assets which are not needed.

(d) Restructuring all locations to more properly meet the immediate needs of each location.

(e) Centralizing controls for operations and for administrative functions, such as accounting, credit management and contract administration.

If this business plan is not successful, the Company may not be able to continue as a going concern. The Company's recent history has shown an inability to meet its business plan projections.

(3)        One-for-Eight Reverse Stock Split

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

In May, 1996 a new law (the "1996 Act") was passed which implemented significant changes to the reimbursement program and addressed the estimated $450 million backlog of unpaid claims. The 1996 Act provided for the elimination of the reimbursement program effective August 1, 1996 and required all reimbursement applications to be submitted by December 31, 1996. Also, the 1996 Act created a non-profit public benefit corporation, which became operational during the Fall of 1997, to finance the unpaid backlog. This non-profit corporation was charged with financing the estimated backlog of 9,500 claims totaling over $556 million. Payment of claims is on a first-come, first-served methodology based on application filing date and an assumed annual allocation rate of $100 million. Claims paid are subject to a 3.5% annual discount in consideration of the anticipated accelerated payment as compared to the previously expected period of 4 to 5 years. Payment of the initial portion of the claims (approximately $213 million) was made in March, 1998. A smaller payment was made by the State of Florida in May, 1998. Based on information received from the State of Florida, additional payments will be made periodically as additional claims packages are reviewed; however, no assurances can be given that a specific payment timetable will be maintained.

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

At May 31, 1998, these allowances totaled $687,712, of which $108,700 was applied as a valuation allowance to the Amounts Due from State Agency, resulting in a net of $323,159 shown in the accompanying consolidated balance sheet. The remaining $579,012 is included as an accrued liability to reflect the Company's potential liability to pay discounts and denied costs on receivables sold to third parties.

Approximately $3.1 million in reimbursement applications had been sold to third party entities at August 31, 1997. The Company used third party funding to avoid the long payout period by the State. As of May 31, 1998, approximately $2,000,000 of those reimbursement applications had been paid leaving an unreimbursed balance of approximately $1,100,000. In addition to selling the previously mentioned claims, the Company filed approximately $703,000 of claims directly with the State.

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

Although payments made by the State of Florida in March and May, 1998, reduced the Company's exposure for indemnification costs, discounts, and disallowed costs, as of July 10, 1998, the Company is unable to estimate that reduced exposure.

In addition, the Company has placed 13% of the amounts sold in an interest bearing escrow account to provide for potential state denied costs and state mandated interest discount. The interest earned on the escrowed amounts accrues to the Company's benefit and is recorded as interest income in the period earned. The escrow balance at May 31, 1998 and August 31, 1997 was $306,493 and $596,408, respectively, and is included in restricted cash on the accompanying Consolidated Balance Sheet.

The Company filed all amounts due from the State prior to the state mandated filing deadline of December 31, 1996.

(6)        Notes Payable

Notes payable at May 31, 1998 and August 31, 1997, consisted of advances against a $3.0 million line of credit. Under this line of credit, the Company may borrow up to $3.0 million at an interest rate of prime (8.50% at May 31, 1998) less
 .25%. Laidlaw, Inc. (Laidlaw) in lieu of its commitment to provide up to $3.0 million in debt financing to the Company pursuant to the terms of the preferred stock conversion agreement of June 26, 1995, caused a letter of credit to be issued to collateralize the $3.0 million line of credit. Substantially all of the Company's assets secure this obligation to Laidlaw in the event of a draw upon the letter of credit. As of June 26, 1998, the letter of credit was reduced from $3,000,000 to $1,700,000 and its termination date was extended. The line of credit now expires August 30, 1998 and the letter of credit expires September 30, 1998. Laidlaw has stated it will comply with the terms of the preferred stock conversion agreement at the letter's expiration, and an affiliate will make available to the Company for a three-year period up to $1.7 million in financing with advances thereunder carrying an interest rate equal to that available to the Company from alternative sources with the principal and interest to be paid in equal quarterly installments over the three-year period commencing with the line of credit expiration.

(7)        Restructuring Charge

Primarily due to the May 1996 law relating to the Florida UST Program and a continued decline in forecasted landfill design work, as well as general market conditions, the company closed two non-profitable satellite offices in Tampa, Florida and Jacksonville, Florida and reduced the size of its Lexington, South Carolina office by approximately one-third. A restructuring charge of $237,755 was included in the August 31, 1997 Consolidated Statement of Operations. These restructuring charges consisted primarily of employee severance and rent expense and the $237,755 is included in Accrued liabilities on the August 31, 1997 consolidated balance sheet. For the nine month period ended May 31, 1998, $206,653 had been charged against the accrual primarily for employee severance pay and lease expenses on closed offices. The Company believes the balance of $31,102 in the accrual account at May 31, 1998 is adequate to absorb the remaining estimated costs.

(8)        Segment Information

The Company operates in one industry segment, as contemplated by Financial Accounting Standards Board Statement No. 14. International Comfort Products accounted for approximately 15% and Laidlaw and its affiliates accounted for approximately 18% of consolidated revenues for the nine months ended May 31, 1998. Amounts due from these clients total $270,422 and are included in Accounts receivable, net in the accompanying consolidated balance sheet for May 31, 1998. A Laidlaw affiliate owns 50% of the Company's outstanding common stock and three officers of Laidlaw affiliates are Directors of the Company.

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

The Company has been sued by Housing Authority of the City of Miami Beach claiming damages on a project that was completed in 1994. The potential liability for this suit is approximately $85,000.00. Management is of the opinion that the Company will have minimal liability, if any, and intends to vigorously defend itself against the claim.

(10)       Proposed Merger

On June 23, 1998, the Company and Laidlaw Environmental Services, Inc. signed a merger agreement whereby Laidlaw Environmental Services will acquire all non-Laidlaw owned shares of the Company for $0.75 per share. This agreement is subject to approval of the Securities and Exchange Commission and the Company shareholders.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               RECENT DEVELOPMENTS

Recent Developments

On June 23, 1998, the Company and Laidlaw Environmental Services, Inc. signed a merger agreement whereby Laidlaw Environmental Services will acquire all non-Laidlaw owned shares of the Company for $0.75 per share. This agreement is subject to approval of the Securities and Exchange Commission and the Company shareholders.

On June 30, 1998, the Company filed a Certification and Notice of Termination of Registration on Form 15, deregistering its common stock under the Securities Exchange Act of 1934, as amended. The Form 15 is subject to a ninety day review period by the Securities and Exchange Commission.

Results of Operations

Comparison of three months ended May 31, 1998 and May 31, 1997. Gross revenues decreased to $1,128,366 for the three months ended May 31, 1998 compared to $1,512,789 for the same period of fiscal year 1997, as indicated in the table below.


                                 Gross Revenues for the
                                   Three Months Ended
                                                                 % Increase
    Division                 May 31, 1998       May 31, 1997     (Decrease)
    --------                 ------------       ------------     ----------

Enviro Florida ......         $  444,748         $  398,003         (12)
Enviro South Carolina            323,154            445,765         (28)
Enviro Tenn .........            123,686            468,097         (74)
                              ----------         ----------
TOTAL ENVIRO DIVISION            891,588          1,311,865         (32)
HYDRO DIVISION ......            236,778            200,924         (18)
                              ----------         ----------
TOTAL VIROGROUP, INC          $1,128,366         $1,512,789         (25)
                              ==========         ==========


The primary reasons for the decreases in gross revenues are as follows:

The majority of the decrease in the South Carolina operations of $122,611 was due to a decrease in landfill design work in South Carolina. The Tennessee gross revenues decrease of $344,411 was due to having two large projects in progress last fiscal year which have not been replaced in the current year and an overall reduction in volume for remedial projects.

Cost of gross revenues is 73.7% of revenues for the three months ended May 31, 1998, compared to 70.5% for the three months ended May 31, 1997. This change primarily results from decreased gross revenues and significant industry competition for the current year.

Selling, general, and administrative expenses for the three months ended May 31, 1998 decreased by $360,707 to $684,429, as compared to $1,045,136 for the same period of the prior year. The majority of this improvement is due to staff downsizing and reductions in overhead expenses.

Net interest expense decreased due to charging accrued UST indemnification expenses against the reserve instead of to the interest expense account.

The net loss for the three months ended May 31, 1998 was $408,950 compared to a net loss of $627,054 for the same period of the prior year. This improvement is primarily the result of the decrease in overhead costs.

Comparison of nine months ended May 31, 1998 and May 31, 1997. Gross revenues decreased by 33% to $3,816,950 for the nine months ended May 31, 1998 compared to $5,683,545 for the same period of fiscal year 1997. This decrease in gross revenues results from the decrease in gross revenues in the Company's Environmental (Enviro) division, as shown in the following table:

                                 Gross Revenues for the
                                   Nine Months Ended
                                                                 % Increase
    Division                 May 31, 1998       May 31, 1997     (Decrease)
    --------                 ------------       ------------     ----------

Enviro Florida ...........    $1,250,282         $1,407,895         (11)
Enviro South Carolina.....     1,029,873          1,629,676         (37)
Enviro Tenn ..............       933,817          2,039,543         (54)
                              ----------         ----------
TOTAL ENVIRO DIVISION.....     3,213,972          5,077,114         (37)
HYDRO DIVISION ...........       602,978            606,431          (1)
                              ----------         ----------
TOTAL VIROGROUP, INC......    $3,816,950         $5,683,545         (33)
                              ==========         ==========


Florida Enviro operations had a decrease in gross revenues of $157,703 from the prior year. This decrease primarily results from the closure of the two small, unprofitable offices located in Jacksonville and Tampa, in the fourth quarter of fiscal

1997. The $599,803 decrease in gross revenues from the South Carolina operations is primarily due to a decrease in landfill design work in South Carolina. The decrease of $1,105,726 in Tennessee revenues is primarily due to revenues generated by two large remediation projects which were in progress during the first and second quarters of last year, which have not been replaced in the current year. In general, the overall volume of work in the Remedial Division is down in fiscal 1998.

Cost of gross revenues have improved from 72% of revenues for the first nine months of fiscal 1997 to 66% of revenues for the first nine months of fiscal 1998. That improvement is primarily the result of operation improvements in the Hydro Division and in the smaller, more efficient operations in South Carolina.

Selling, general and administrative expenses decreased by $1,070,028. This decrease was mainly accomplished through the reduction of under-utilized staff, office closures and management cost controls.

Net interest expense decreased by $78,901 primarily due to charging the UST indemnification accrual against the reserve instead of expensing it.

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

The net loss for the nine months ended May 31, 1998 decreased by $862,103 compared to the prior year. This net loss for the first nine months of fiscal 1998 is primarily attributable to the lower-than-projected revenues; however, the decrease in the loss between years results from the improvement in gross margins and the decrease in overhead costs.

Liquidity and Capital Resources as of May 31, 1998

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities through the ordinary course of business. The Company has incurred losses for the past three years beginning with fiscal year ended August 31, 1995 and has been dependent upon Laidlaw, Inc., or one of its affiliates, to guarantee the Company's bank line of credit. In accordance with the preferred stock conversion agreement of June 26, 1995, any amounts borrowed from Laidlaw on June 26, 1998 will convert to a three-year term loan with quarterly amortization payments. However, rather than loaning funds directly to the Company, Laidlaw extended its Letter of Credit guarantee of the Company's bank line of credit through August 30,

1998, at which time amounts borrowed will be converted to a three year term. If operating losses continue, the Company may not be able to generate sufficient cash flow to service the term debt or to fund operations. See Footnote 2 in Notes to Consolidated Financial Statements for additional details.

The Company's operating activities used net cash of $463,598 for the nine months ended May 31, 1998. Several factors contributed to this use of cash including the net operating loss of $883,747.

Working capital, including Amounts Due from State Agency decreased by $793,229. The decrease in working capital is mainly due to the decrease in regular and unbilled receivables and the net decrease in Amounts Due from State Agency ($595,675). The decrease in revenues and the payments received from the Florida Department of Environmental Protection are mainly responsible for the lower receivables, while more consistent follow up in collections is also a contributing factor.

Investing activities provided $33,180 from proceeds from sale of equipment in excess of new equipment purchases.

Financing activities provided cash in the amount of $140,503 which was the net increase in notes payable.

Inflation has not significantly affected the Company's financial position or operations. Borrowings under the line of credit bear interest at prime less
 .25%. The prime rate at May 31, 1998 was 8.5%. No assurance can be given that inflation or the prime rate will not significantly fluctuate, either of which could adversely affect the Company's results of operations.

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

In May, 1996 a new law (the "1996 Act") was passed which implemented significant changes to the reimbursement program and addressed the estimated $450 million backlog of unpaid claims. The 1996 Act provided for the elimination of the reimbursement program effective August 1, 1996 and required all reimbursement applications to be submitted by December 31, 1996. Also, the 1996 Act created a non-profit public benefit corporation, which became operational during the Fall of 1997, to finance the unpaid backlog. This non-profit corporation was charged with financing the estimated backlog of 9,500 claims totaling over $556 million. Payment of claims is on a first-come, first-served methodology based on application filing date and an assumed annual allocation rate of $100 million. Claims paid are subject to a 3.5% annual discount in consideration of the anticipated accelerated payment as compared to the previously expected period of 4 to 5 years. Payment of the initial portion of the claims (approximately $213 million) was made in March, 1998. A smaller payment was made by the State of Florida in May, 1998. Based on information received from the State of Florida, additional payments will be made periodically as additional claims packages are reviewed; however, no assurances can be given that a specific payment timetable will be maintained.

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

At May 31, 1998, these allowances totaled $687,712, of which $108,700 was applied as a valuation allowance to the Amounts Due from State Agency, resulting in a net of $323,159 shown in the accompanying consolidated balance sheet. The remaining $579,012 is included as an accrued liability to reflect the Company's potential liability to pay discounts and denied costs on receivables sold to third parties.

Approximately $3.1 million in reimbursement applications had been sold to third party entities at August 31, 1997. The Company used third party funding to avoid the long payout period by the State. As of May 31, 1998, approximately $2,000,000 of those reimbursement applications had been paid leaving an unreimbursed balance of $1,100,000. In addition to selling the previously mentioned claims, the Company filed approximately $703,000 of claims directly with the State.

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

Although payments made by the State of Florida in March and May, 1998, reduced the Company's exposure for indemnification costs, discounts, and disallowed costs, as of July 10, 1998, the Company is unable to estimate that reduced exposure.

In addition, the Company has placed 13% of the amounts sold in an interest bearing escrow account to provide for potential state denied costs and state mandated interest discount. The interest earned on the escrowed amounts accrues to the Company's benefit and is recorded as interest income in the period earned. The escrow balance at May 31, 1998 and August 31, 1997 was $306,493 and $596,408, respectively, and is included in restricted cash on the accompanying Consolidated Balance Sheet.

The Company filed all amounts due from the State prior to the state mandated filing deadline of December 31, 1996.

PART II - OTHER INFORMATION

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.             OTHER INFORMATION

           None


ITEM 6.             EXHIBITS AND REPORT ON FORM 8-K

           Form 8-K
                    On July 3, 1998, a report was filed on Form 8-K to report that the registrant had entered into an agreement of Merger, and is incorporated herein by reference.

           Exhibits
                    27        Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VIROGROUP, INC.




Date: July 14, 1998                 By:     /s/ Charles S. Higgins, Jr.
                                          -----------------------------
                                          Charles S. Higgins, Jr., President
                                          and Chief Executive Officer



Date: July 14, 1998                 By:    /s/ DeWayne Baskette
                                          ---------------------
                                          DeWayne Baskette, Vice President
                                          and Chief Financial Officer